Form 10QSB
period 1997-03-31
EURO TEL INC
filed 1997-05-13
CIK 1027763

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


                       Form 10-QSB

                  Quarterly Report Under
            the Securities Exchange Act of 1934

             For Quarter Ended:  March 31, 1997

              Commission File Number:  0-21851



                       EURO-TEL, INC.
(Exact name of small business issuer as specified in its charter)



                          Colorado
(State or other jurisdiction of incorporation or organization)

                         84-1189040
              (IRS Employer Identification No.)

              2851 South Parker Road, Suite 720
                     Aurora, Colorado
           (Address of principal executive offices)

                          80014
                        (Zip Code)

                     (303) 671-8920
               (Issuer's Telephone Number)


     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes
__X__   No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1997, was 500,000 shares.

                            PART I


ITEM 1.     FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended March 31, 1997, are attached hereto.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

     The Company generated no revenues during the six month period ending March 31, 1997. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

     The Company's securities are currently not liquid. There are no market makers in the Company's securities and it is not anticipated that any market will develop in the Company's securities until such time as the Company successfully implements its business plan of engaging in a business opportunity, either by merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future.


                 PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS - NONE

ITEM 2.     CHANGES IN SECURITIES - NONE

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -
            NONE.

ITEM 5.     OTHER INFORMATION -

          The Registrant filed a Form 8-K on May 2, 1997, reporting the execution of a letter of intent on April 29, 1997, with PharmaSystems Cost Containment Corp. ("PSC"), a privately held Florida corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of PSC in exchange for issuance by the Registrant of 18,000,000 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent with PSC was annexed to the Form 8-K as an Exhibit.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K -

     (a)  Exhibits
          EX-27     Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed a Form 8-K on May 2, 1997, reporting the execution of a letter of intent on April 29, 1997, with PharmaSystems Cost Containment Corp. ("PSC"), a privately held Florida corporation, whereby the Registrant agreed in principle to acquire all of the issued and outstanding shares of PSC in exchange for issuance by the Registrant of 18,000,000 previously unissued "restricted" common stock of the Registrant. A copy of the letter of intent with PSC was annexed to the Form 8-K as an Exhibit.


EURO-TEL, INC.
(A Development Stage Company)
Unaudited
Balance Sheet

                                              Unaudited         Audited
                                               March 31       September 30
                                                 1997             1996
                                              _________       ___________
ASSETS

  Current Assets - Cash                       $       0       $         0
                                              _________       ___________
TOTAL ASSETS                                  $       0       $         0


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities                                 $       0       $         0

SHAREHOLDERS' EQUITY

  Common Stock, No Par Value;
  100,000,000 Shares Authorized,
  500,000 Issued and Outstanding at
  March 31, 1997 and September 30, 1996,
  respectively                                $     500       $       500

  Preferred Stock, $.01 Par Value;
  25,000,000 Shares Authorized,
  No Shares Issued and Outstanding                    0                 0

  Deficit Accumulated During
    the Development Stage                          (500)             (500)
                                              _________       ___________
Total Shareholders' Equity                    $       0      $          0
                                              _________       ___________
TOTAL LIABILITIES
  AND SHAREHOLDERS' EQUITY                    $       0       $         0




EURO-TEL, INC.
(A Development Stage Company)
Unaudited
Statement of Operations

                                 For the       For the      Nov. 26, 1991
                               Six Months     Six Months     (Inception)
                                  Ended          Ended          Thru
                                March 31,      March 31       March 31,
                                   1997          1996           1997
                              ____________   ____________   _____________
Income                        $          0   $          0   $           0

Expenses                                 0              0             500

Net (Loss) Accumulated
  During The Development
  Stage                       $          0   $          0  $         (500)


Net (Loss) Per Share          $     ($0.00)   $    ($0.00) $       ($0.00)

Common Shares
  Outstanding                      500,000        500,000         500,000



EURO-TEL, INC.
(A Development Stage Company)
Unaudited
Cash Flow Statement

                                    For the        For the     Nov. 26, 1991
                                   Six Months     Six Months    (Inception)
                                     Ended          Ended           Thru
                                    March 31,      March 31,      March 31,
                                      1997          1996            1997
                                 ____________   ____________   ______________
Cash Flows From
  Operating Activities:
    Net Profit (Loss)
     Accumulated During The
     Development Stage           $          0   $          0   $        (500)
    Amortization and
     Depreciation                           0              0               0
    Services Performed
     Not Paid by Cash                       0              0             500
                                 ____________   ____________   _____________
  Net Cash Flows
    From Operations                         0              0               0

Cash Flows From
  Financing Activities:
    Issuance of Common Stock                0              0               0

  Additional Paid in Capital                0              0               0
                                 ____________   ____________   _____________
  Net Cash Provided
    by Financing Activities                 0              0               0
                                 ____________   ____________   _____________

Net Increase (Decrease) in Cash             0              0               0

Cash At Beginning of Period                 0              0               0
                                 ____________   ____________   _____________
Cash At End of Period            $          0   $          0   $           0

Supplementary Disclosure of
  Cash Flow Information:

    Noncash Financing Activities:
      Common Stock Issued
      For Services               $         0    $         0   $         500



EURO-TEL, INC.
(A Development Stage)
Unaudited
Statement of Shareholders' Equity

                                                           Deficit
                                                         Accumulated
                        Number of            Additional   During the
                          Shares     Common    Paid In   Development
                       Common Stock   Stock    Capital      Stage      Total
                       ____________  ______  __________  ___________  _______
Balance at
  Nov. 26, 1991                   0  $    0  $        0  $        0   $     0

Issuance of Common Stock:
  January, 1992 - For
  Cash Advances and
  Services At $.001 Per
  Share                     500,000  $  500           0           0       500

Net (Loss)                                                     (500)     (500)
                       ____________  ______  __________  ___________  _______
Balance at
  September 30, 1990,
  1991, 1992, 1993,
  1994, 1995 & 1996         500,000     500           0        (500)        0

Net (Loss)                                                        0         0
                       ____________  ______  __________  ___________  _______
Balance at
  March 31, 1997            500,000     500  $        0  $     (500)  $     0


                           EURO-TEL, INC.

                    (A Development Stage Company)


               NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

The Company initially authorized 10,000,000 shares of $.01 par value common stock. In January, 1992 the company issued 100 shares of common stock for services valued at $500 or $5.00 per share for cash advances and services. In November 1996 the Company amended its Articles of Incorporation and authorized 100,000,000 shares of no par value common stock and 25,000,000 shares of $.01 par value preferred stock and effectuated a 5,000 to 1 forward split. For accounting purposes the equity of the Company was retroactively restated to reflect this change.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the six month periods ended March 31, 1997 and 1996, and for the periods from inception at November 26, 1991 to March 31, 1997, (b) financial position at March 31, 1997 and September 30, 1996, and (c) the cash flows for the six months ended March 31, 1997 and 1996, and for the period from inception, November 26, 1991, to March 31, 1997, have been made.

NOTE 2.

The results for the six month period ended March 31, 1997, are not necessarily indicative of the results for the entire fiscal year ended September 30, 1997.

                             SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EURO-TEL, INC.
                              (Registrant)

                              Dated:  May 13, 1997



                              By:  s/Andrew I. Telsey
                                   Andrew I. Telsey,
                                   President

                            EURO-TEL, INC.

          Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended March 31, 1997

EXHIBITS                                                 Page No.

  EX-27     Financial Data Schedule. . . . . . . . . . . . . . 11