Form 10QSB
period 1997-06-30
PHARMASYSTEMS HOLDINGS CORP
filed 1997-08-19
CIK 1027763

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB




      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                 For the quarterly period ended June 30, 1997

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         (No Fee Required)

              For the transition period from _______ to _______.

                           Commission File No. 0-21851

                          PHARMASYSTEMS HOLDINGS CORP.
                          ----------------------------
              (Exact Name of Small Business Issuer in Its Charter)

Colorado                                      84-1189040
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)

7350 NW 7th Street, Suite 104, Miami, Florida               33126
---------------------------------------------               -----
(Address of Principal Executive Offices)                   (Zip Code)


                             (305) 267-9500
                             --------------
               (Issuer's Telephone Number, Including Area Code)

EURO-TEL, INC., 2851 South Parker Road, Suite 7520, Aurora, Colorado 80014;
                                 September 30th
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 20,000,000 shares of Common Stock outstanding as of August 15, 1997.

  Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                  PHARMASYSTEMS HOLDINGS CORP.
==============================================================================


PART I - FINANCIAL INFORMATION                                        Page

      ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. .............3

         Condensed Consolidated Balance Sheet ...........................3
         Condensed Consolidated Statements of Operations ................5
         Condensed Consolidated Statements of Cash Flows ................6
         Notes to Condensed Consolidated Financial Statements ...........7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS. ....................8

PART II - OTHER INFORMATION ............................................12

      ITEM 2(C).  CHANGES IN SECURITIES ................................12

      ITEM 3(A).  DEFAULTS UPON SENIOR SECURITIES ......................13

      ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS .......13

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ........................15

      SIGNATURES .......................................................18

                                                  PHARMASYSTEMS HOLDINGS CORP.

PART I - FINANCIAL INFORMATION

    ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                         JUNE 30,   DECEMBER 31,
                                                             1997           1996
-------------------------------------------------------------------------------

ASSETS
CURRENT
   Cash                                               $    39,671   $   295,910
   Accounts receivable, less allowance for doubtful
      accounts of $8,000 and $8,000                       272,273       197,172
   Due from affiliates                                                   39,328
   Inventory                                              558,245       599,868
   Prepaid expenses and other current assets               65,039        51,236
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                      935,228     1,183,514
   Property and equipment, net                            200,418       211,336
   Loan fees, less $11,264 and $8,046
      accumulated amortization                              1,611         4,829
   Intangible assets, less $24,728 and $17,664
      accumulated amortization                            187,245       194,309
   Non-compete agreements, less $87,500 and $62,500
      accumulated amortization                             62,500        87,500
   Other assets                                             5,500        10,499
--------------------------------------------------------------------------------

TOTAL ASSETS                                          $ 1,392,502   $ 1,691,987
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
   Bank note payable                                  $   300,000   $   100,000
   Accounts payable                                     1,347,421     1,377,717
   Accrued expenses and other                             239,168       178,399
   Due to affiliate                                       164,153       198,199
   Current maturities of notes payable                    220,000       553,179
   Subordinated stockholder loan (non-interest
      bearing)                                             37,641        57,641
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                               2,308,383     2,465,135
--------------------------------------------------------------------------------
Due to stockholder                                        537,500       537,500
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                       2,845,883     3,002,635
--------------------------------------------------------------------------------

CAPITAL DEFICIT
   Common Stock, no par value - 100,000,000 shares
      authorized, 20,000,000 and 10,461,892
      issued and outstanding
   Additional paid-in capital                           2,629,057     1,598,346
   Deficit                                             (4,082,438)   (2,908,994)
--------------------------------------------------------------------------------

TOTAL CAPITAL DEFICIT                                  (1,453,381)   (1,310,648)
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND CAPITAL DEFICIT                 $ 1,392,502   $ 1,691,987
================================================================================

                                                    PHARMASYSTEMS HOLDINGS CORP.
================================================================================

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                               SIX MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
                               -------------------------   ---------------------------
                                     1997           1996           1997           1996
---------------------------------------------------------------------------------------
REVENUES                      $ 2,340,428    $ 2,616,426    $ 1,160,941    $ 1,068,975
---------------------------------------------------------------------------------------

COST OF SALES                   1,728,427      2,005,146        869,686        920,142
---------------------------------------------------------------------------------------

GROSS PROFIT                      612,001        611,280        291,255        148,833
---------------------------------------------------------------------------------------

OPERATING EXPENSES
   Selling, general
      and administrative        1,531,569      1,312,513        646,889        342,554
   Compensatory element of
      common stock issuance
      for services rendered        24,711         24,711
   Interest                       168,699        222,150         59,465         16,952
   Depreciation and
      amortization                 60,466         50,577         30,233         29,137
---------------------------------------------------------------------------------------

Total operating expenses        1,785,445      1,585,220        761,298        388,643
---------------------------------------------------------------------------------------

NET LOSS                      $(1,173,444)   $  (973,940)   $  (470,043)   $  (239,810)
=======================================================================================
Net Loss Per Share                 $(0.08)        $(0.11)        $(0.03)        $(0.02)
---------------------------------------------------------------------------------------
Weighted Average Number
  of Common Shares             13,919,019      9,132,846     14,427,180      9,784,288
---------------------------------------------------------------------------------------


                                                    PHARMASYSTEMS HOLDINGS CORP.
================================================================================

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                           SIX MONTHS ENDED               THREE MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                       1997            1996           1997           1996
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                        $(1,173,444)    $  (973,940)     $(508,610)     $(278,377)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
     Depreciation and                  60,466          50,557         30,233         29,137
      amortization
     Changes in operating
      assets
      and liabilities
  Decrease (increase) in:
     Accounts receivable              (75,101)        (24,114)       (48,070)       131,683
     Due from affiliates               39,328         (90,420)      (194,817)
     Inventories                       41,623         (28,477)        26,576        (58,890)
     Prepaid expenses
       and other assets               (13,803)        135,816        (35,615)        10,296
  Increase (decrease):
     Accounts payable                 (30,296)         14,414        111,956        285,041
     Accrued expenses and              60,769        (100,085)       (21,093)       136,139
       other
     Due to affiliates                (34,046)       (169,751)         4,281

Net cash (used in) provided by
   operating activities            (1,124,504)       (440,342)        60,212

INVESTING ACTIVITIES:
  Purchases of property and            (6,228)        (81,885)        (3,825)       (81,885)
    equipment
  Increase in other assets             (4,999)        (14,132)        (4,999)       (14,132)

Net cash used in investing            (11,227)        (96,017)        (8,824)       (96,017)
activities

FINANCING ACTIVITIES:
  Net borrowings under bank           200,000         100,000
   note payable
  Proceeds from issuance of
   notes payable                       10,067
  Repayments of notes payable        (343,246)       (776,834)      (343,246)      (367,802)
  Proceeds from subordinated
  shareholder loan                                     17,641                        17,641
  Repayments of subordinated
    shareholder loan                  (20,000)                       (10,000)
   Net proceeds from issuance
   of common stock                  1,032,671       1,695,125        597,171        411,929

Net cash provided by                  879,492       1,035,932        243,925         61,768
financing activities

Net (decrease) increase in cash      (256,239)       (246,085)      (205,241)        25,963

Cash at beginning of period           295,910         246,085        244,912        (25,963)

Cash at end of period             $    39,671            $-0-    $    39,671           $-0-


                                                    PHARMASYSTEMS HOLDINGS CORP.
================================================================================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The unaudited financial statements presented in this Quarterly Report contain the financial information and results of operation of PharmaSystems Cost Containment Corp., a privately held company which was merged into the Registrant on June 20, 1997. Prior to this merger transaction, the Company (then named "Euro-Tel, Inc.") had no material assets and had conducted no operations. For a detailed description of these relationships and transactions, a reader should refer to the Company's Form 8-K filed on July 7, 1997 and Form 8-K/A filed on July 14, 1997, as well as the descriptions contained elsewhere in this Quarterly Report.

      The accompanying condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 8-K/A filed on July 14, 1997.

      The condensed consolidated financial statements were prepared from the books and records of the Company without audit or verification. In the opinion of management all adjustments which are of a normal recurring nature and necessary to present fairly the financial position, results of operations and cash flows for all the periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

      The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

PER SHARE DATA

      Net loss per common share for each period was computed by retroactively reflecting mergers, splits and issuances of common shares. 4,997,334 shares of common stock issued to an affiliate on June 17, 1997, which are being held in escrow, were not included in the calculation as the conditions for such common share's release from escrow have not been met.

INVENTORIES

      Inventories at June 30, 1997 and December 31, 1996 are comprised of finished goods.

DUE TO STOCKHOLDER

      Due to Stockholder consists of a 10% note payable to a founding stockholder which is secured by the stock of Lee's Acquisition Corporation, the parent company of Lee's Prescription Shops, Inc. This debt originates from the reversal of a capital contribution made in connection with the acquisition of the retail pharmacy chain. The stockholder has deferred the principal and interest payments on this obligation until the Company obtains sufficient funding to begin repayment.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS.

      FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS. This Quarterly Report contains forward-looking statements, including statements regarding, among other things, (a) the Company's growth strategies, (b) anticipated trends in the Company's industry and (c) the Company's future financing plans. In addition, when used in this Quarterly Report, the words "believes," "anticipates" and similar words are intended to identify forward-looking statements. Such statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the Company's industry, reductions in the availability of financing and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. The Company does not undertake any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

   MERGER.

      On June 20, 1997, PharmaSystems Cost Containment Corp., a Florida corporation ("PHARMASYSTEMS"), was merged (the "MERGER") into the Company. Prior to the merger, the Company's name was Euro-Tel, Inc. ("EURO-TEL"). Euro-Tel had no operations and had been formed for the sole purpose of merging with an operating company such as PharmaSystems. Pursuant to that certain Agreement and Plan of Reorganization dated June 20, 1997 (the "Merger Agreement"), Euro-Tel acquired one hundred percent (100%) of the issued and outstanding common stock of PharmaSystems in consideration for the issuance of 18,000,000 newly issued shares of Euro-Tel common stock which were issued to the PharmaSystems shareholders on a pro rata basis in accordance with their respective ownership interests in PharmaSystems. As a result of the merger, the PharmaSystems shareholders owned ninety percent (90%) of the issued and outstanding common stock of Euro-Tel, assuming control from Andrew I. Telsey, with Jose L.
Rodriguez, M.D. controlling, either directly or indirectly, approximately twenty-eight percent (28%) of the issued and outstanding common stock of Euro-Tel after the Merger. In addition and concurrently with the Merger, Euro-Tel (i) acquired all of the assets of PharmaSystems by operation of law pursuant to the Merger; (ii) changed its corporate name to "PharmaSystems Holdings Corp."; and (iii) changed its fiscal year from September 30, to December 31. Each of these matters was duly approved by unanimous written consent of the shareholders of Euro-Tel.

      Since Euro-Tel had conducted no operations, the information contained herein is primarily that of PharmaSystems, even though PharmaSystems was not a public reporting company for most of the period to which this Quarterly Report relates.

   GENERAL

      PharmaSystems Holdings Corp. (the "COMPANY") is engaged in the business of selling pharmaceutical products by mail order and through retail outlets owned and operated by Lee's Prescription Shops, Inc., a wholly owned subsidiary of Lee's Acquisition Corporation, a wholly owned subsidiary of the Company. Lee's Prescription Shops, Inc. owns and operates three licensed community pharmacies in the greater Miami area. . In addition, the Company is developing home care respiratory and intravenous infusion services through a subsidiary of its affiliate, Advanced Respiratory Care, Inc.

      The Company has identified and focused on three principal areas, including: (i) the development of a retail pharmacy network through Lee's Prescription Shops, Inc.; (ii) the development of a mail order distribution system for pharmacy products; and (iii) the creation and marketing of a private label brand of vitamins and supplements. In addition, the Company and its management has devoted a substantial amount of time and energy obtaining additional capital necessary to finance the Company's operations. With the exception of the retail pharmacies owned and operated by Lee's Prescription Shops, Inc., the Company is a "start-up" company which is dependent on external financing to sustain operations. The Company anticipates raising up to $4,000,000 in additional capital through the issuance of common stock in a private placement in the third quarter of this year. The issuance of such common stock will dilute the percentage ownership and voting rights of existing shareholders. No assurances can be made that the Company will successfully complete the private offering.

      The Company expects to incur substantial start-up costs which will be in excess of the revenues generated by the Company. As a result, the Company expects to incur substantial losses for the foreseeable future and will require external financing to sustain future operations.

   RESULTS OF OPERATIONS

      Six Months Ended June 30, 1997 and 1996

      The Company's revenues decreased $276,000 or 10.6% in the six month period ending June 30, 1997 from the comparable six month period in the prior year. This decrease is attributable, in part, to the closing of two unprofitable facilities, a mail order facility and Penalver Clinic, an on-site HMO pharmacy. Both facilities had experienced losses without any foreseeable contributions to gross profit, and the residual business is being serviced by the retail pharmacies. In addition, the AlphaNet program, in which the Company had the exclusive rights to distribute Prolastin, was terminated by the distributor for lack of adequate financing and credit availability. The Company's cost of goods sold decreased by a corresponding amount of approximately $277,000 or 13.8%. The Company had gross profit percentages of 26.2% and 23.4% for the six month periods ending June 30, 1997 and June 30, 1996, respectively. The higher gross profit percentage (a 12% increase) in 1997 is attributable to more retail sales which tend to be more profitable than mail order.

      Selling, general and administrative expenses for the six month period ending June 30, 1997 increased $219,000 (16.7%) to $1,532,000 from $1,313,000 over the comparable period in the prior year. Such costs represent 65.5% and 50.2% of gross revenues in 1997 and 1996, respectively and are attributable, in large part, to professional fees and costs incurred by the Company in completing the Merger on June 20, 1997.

      Interest expense decreased $53,000 (24.1%) in the six month period ending June 30, 1997 from the comparable period in the prior year due to the satisfaction of $343,000 amount of unsecured notes payable.

      Depreciation and amortization  expense  increased  $10,000 (19.6%) in 1997
from  the  1996  level.   This  increase  is  primarily  due  to  the  increased
amortization of loan fees, intangible assets and non-compete agreements.

      Total operation expenses increased $200,000 (12.6%) in 1997 from the 1996 level. This increase is primarily due to expenses incurred in the Merger. Since the gross profit between the periods remained almost unchanged, the aforementioned accounts for the $199,000 (20.4%) increase in the net loss of $1,173,000 during the six months ended June 30, 1997 from $974,000 for the six months ended June 30, 1996.

          Three Months Ended June 30, 1997 and 1996

     The Company's revenues increased $92,000 (8.6%) in the current three month period from the comparable period in 1996 due to retail prices charged to former mail order customers, uniformity of pricing between pharmacies and renewed adheranced to collection of delivery service charge. Cost of sales decreased $50,000 (5.4%) during the current period from the prior period resulting from the savings gained by the change in the primary supplier and a minor shift in the product mix to lower cost substitutes. The reduction in cost of sales as a percentage of revenues is attributable to the product/customer mix. In the current period all revenues were generated from the sale of pharmaceutical products through the retail and mail order outlets and not from fees generated from the AlphaNet program as in prior periods. The gross profit percentages were 25.1% and 13.9% for 1997 and 1996, respectively. The corresponding 11.2% difference in gross profit representing an 80.6% increase between the comparable three month periods is indicative of the higher profitability in the current product/customer mix.

      Selling, general and administrative expenses for the three months ended June 30, 1997 increased $304,000 (88.6%) to $647,000 from $343,000 in 1996.
These amounts represented 55.7% and 32.1% of revenues in 1997 and 1996, respectively. The principal reason for the increase in such expenses was due to the professional fees incurred in the Merger.

      Interest expense increased $42,000 (247.1%) in the three month period ended June 30, 1997 resulting from the acquisition of additional financing which tripled our note payable to the bank.

      Depreciation and amortization increased $1,000 (3.5%) in 1997 from the 1996 expense and decreased as a percent of revenues from 2.7% in 1996 to 2.6% in 1997.

      The previously mentioned increase in selling, general and administrative and interest expenses are the reasons the net loss increased by $230,000 (95.8%) to $470,000 during the three months ended June 30, 1997 from $240,000 for the three months ended June 30, 1996.

   LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1997, the Company had a working capital deficiency of $1,373,000 compared to a deficiency of $1,281,000 on December 31, 1996. The deficiency is due, in part, to the operating losses incurred by the Company during the interim period ending June 30, 1997. Such losses are the result of incurring expenses in the development of a retail pharmacy network, establishing and growing a mail order operation and creating and marketing its private label brand of vitamins and natural wellness products. Additionally, the Company has expended approximately $300,000 in connection with the Merger. The Company believes that the Merger will assist the Company in raising additional capital and in making future acquisitions, although no assurances can be given.

      To finance its operations, the Company has raised capital in three separate private placements, with net proceeds of approximately $3,200,000. Additional financing will be necessary for the Company to continue operations and to achieve its growth plans. The Company anticipates raising approximately $4,000,000 in additional capital during the third quarter of this year through a private placement.

      The Company's business plan provides for, among other things, (i) the private placement discussed above; (ii) increases in revenues from its retail stores and mail order service; (iii) alternative distribution channels for its vitamins and wellness products; (iv) the reduction of certain expenses; and (v) alternative sources of financing and capital.

      The Company anticipates that some of the proceeds generated from the proposed private placement will be used to develop the Company's home care business products and services such as infusion, durable medical equipment and respiratory services. The Company believes that the home care business is currently one of the most profitable segments of the healthcare industry.

      In order to reduce expenses and thereby conserve financial resources for carrying out the Company's business plan, the Company's President and Secretary have voluntarily deferred for an indefinite period of time approximately sixty seven percent (67%) and one hundred percent (100%) of their base compensation, respectively. Each of the President and Secretary have reserved the right to (i) not defer any additional base compensation and (ii) demand payment of any compensation already deferred at any time without advance notice to the Company or its shareholders.

                                     PART II
                                     -------

                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

   2(C)  SALES OF UNREGISTERED SECURITIES.

      During April, May and June, 1997, PharmaSystems sold the following shares of its Common Stock in private placement transactions:

        PURCHASER               DATE             AMOUNT         NUMBER OF
                                                  ($)             SHARES

Julian Herkowitz             April, 1997        $50,000          76,246.53
Jose L. Rodgriguez           April, 1997          6,000           9,147.88
Wolverton Securities Ltd.    April, 1997         50,000          76,246.52
Rosina Malta                 April, 1997         10,000          15,248.24
Andreas Hanke                April, 1997         35,000          53,371.50
Roberto & Gloria Carreras     May, 1997          20,000          30,496.48
Mario & Alina Sabi            May, 1997          10,000          15,248.24
Rolando Castro                May, 1997          50,000         177,905.89
Marco Rodriguez               May, 1997          25,000          38,117.93
Moises Simpser                May, 1997          35,000          53,371.15
Francisco Maldonado          June, 1997          10,000          15,248.24
Roberto Warman               June, 1997           5,250           8,005.73
Alberto Miquel               June, 1997           5,250           8,005.73
Jose Azaret                  June, 1997          10,000          15,248.24
David Brostowiski            June, 1997          40,000          60,998.29
Miguel Martinez              June, 1997          50,000          76,246.53
Francisco Gonzalez-Abreu     June, 1997          10,000          15,248.24
Albert Nassar                June, 1997           6,000           9,147.88
Jeff Farno                   June, 1997           5,000           7,626.79
Mario Copelenko              June, 1997           5,000           7,626.79
Yolanda Mattos Barrero       June, 1997           5,000           7,626.79
Jose Soto Avila              June, 1997           5,000           7,626.79
Layda Mazzorana              June, 1997          10,000          15,248.24
Isidro & Reyna Garcia        June, 1997           5,000           7,626.79
Raul Cardenas                June, 1997           8,000          12,200.72

   TOTAL                                       $470,500         819,142.15
                                                =======         ==========

      All of these issuances of Common Stock were intended to be exempt from registration as private placement transactions under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) ("Section 4(2)") promulgated thereunder.

      On June 18, 1997, PharmaSystems issued 4,997,333.66 shares of its Common Stock to the shareholders of Advanced Respiratory Care, Inc. ("Advanced"), in exchange for all of the outstanding common stock of Advanced. These shares were placed into escrow and will be released if Advanced satisfies certain performance criteria. This issuance of Common Stock was intended to be exempt from registration as a private placement transaction under the Securities Act pursuant to Section 4(2) promulgated thereunder.

      During June, 1997, PharmaSystems issued 17,791.39 shares of Common Stock to Julio Cesar Diaz as compensation for certain services rendered. This issuance of Common Stock was intended to be exempt from registration as a private placement transactions under the Securities Act pursuant to Section 4(2) promulgated thereunder.

      In connection with the Merger, Euro-Tel issued 18,000,000 shares of its common stock to the shareholders of PharmaSystems in connection with the Merger. This issuance of common stock was intended to be exempt from registration as a private placement transaction under the Securities Act pursuant to Section 4(2) promulgated thereunder.

      Readers of this Quarterly Report must be aware that, for ease of presentation and to facilitate reader understanding, all of the share amounts contained in this section have been given in post-Merger form (i.e., giving effect to the conversion of shares effected in the Merger).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      3(A). The Company is currently in default on the payment of principal and interest on a loan made by a shareholder to the Company in the original principal amount of $537,500. The shareholder has deferred the principal and interest payments on this obligation until the Company obtains sufficient funding to begin repayment. None of the principal amount of this obligation has been repaid, and the accrued interest as of the date of this Quarterly Report is approximately $60,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a)(1) EURO-TEL. Each of the matters briefly described in subpart (c)(1) hereof were approved by unanimous written consent of the shareholders of Euro-Tel without a shareholder meeting pursuant to applicable Colorado law.

      (2) PHARMASYSTEMS. The matters briefly described in subpart (c)(2) hereof were approved by at the annual shareholder meeting of PharmaSystems on June 9, 1997.

      (b)(1) EURO-TEL. Not applicable.

      (2) PHARMASYSTEMS. The following is the name of each director elected at the PharmaSystems' annual meeting: (i) Jose L. Rodriguez, M.D.; (ii) Aurelio E. Alonso, C.P.A.; and (iii) Antonio M. Rodriguez, M.D.

      (c)(1) EURO-TEL. On June 20, 1997 and as more particularly described elsewhere in this Quarterly Report, PharmaSystems has merged into the predecessor of the Registrant, Euro-Tel. In connection therewith, Euro-Tel (i) acquired all of the assets of PharmaSystems by operation of law pursuant to the Merger; (ii) changed its corporate name to "PharmaSystems Holdings Corp."; and
(iii) changed its fiscal year from September 30, to December 31. Each of these matters was duly approved by unanimous written consent of the shareholders of Euro-Tel.

(2) PHARMASYSTEMS. The shareholders of PharmaSystems duly approved the following matters at the annual meeting by the corresponding vote:

      Description of Matter
      Submitted to Vote         Votes For       Votes Against   Abstentions
--------------------------------------------------------------------------------

      Election of Directors
      name in subpart (a)       10,594,798      0               0
      hereof
      Merger of PharmaSystems
      with Euro-Tel
                                10,594,798      0               0
      Transaction with
      Advanced Respiratory
      Care, Inc.                8,224,319       0               2,370,479

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
  (A) EXHIBITS.

EXHIBIT
  NO.   DESCRIPTION                     LOCATION                        PAGE

  2.1   Agreement and Plan of           Incorporated by reference
        Reorganization dated            to Exhibit No. 2.1 to
        June 20, 1997                   Registrant's Form 8-K filed
                                        on July 8, 1997

  2.2   Plan of Merger dated            Incorporated by reference
        June 20, 1997                   to Exhibit No. 2.2 to
                                        Registrant's Form 8-K filed
                                        on July 8, 1997

  2.3   Articles of Merger dated        Incorporated by reference
        June 20, 1997                   to Exhibit No. 2.3 to
                                        Registrant's Form 8-K filed
                                        on July 8, 1997

  3.1   Amended and Restated Articles   Incorporated by reference
        of Incorporation of the Company Exhibit No. 2.1 to the
                                        Registrant's Form 10-SB/A1
                                        filed with the SEC on
                                        February 5, 1997

  3.2   By-laws of the Company          Incorporated by reference
                                        Exhibit No. 2.2 to the
                                        Registrant's Form 10-SB/A1
                                        filed with the SEC on
                                        February 5, 1997

 10.1 Executive Employment Agreement Provided herewith dated June 19, 1997 by and between the Company and
        Antonio M. Rodriguez

 10.2   Executive  Employment Agreement Provided herewith
        dated June 19, 1997 by
        and between the Company and
        Aurelio Alonso
 10.3   Executive Employment Agreement  Provided herewith
        dated June 19, 1997 by and
        between the Company and Jose
        L. Rodriguez, M.D.
 10.4   Stock Redemption Agreement      Provided herewith
        dated June 7, 1997 by and
        between the Company,  PSI
        Holdings,  Inc., and
        Orlando Lopez-Fernandez,
        Jr., M.D.

 10.5   Stock Pledge Agreement dated    Provided  herewith
        June 7, 1997 by and
        between the Company and PSI
        Holdings, Inc.

 10.6   Stock Pledge Agreement dated    Provided herewith
        June 7, 1997 by and between
        the Company and Orlando
        Lopez-Fernandez, Jr., M.D.

 10.7   Intermark Trade Centre Lease    Provided herewith
        Agreement dated August 1, 1995
        by and between Shusho
        Investment, Inc. and the
        Company

 10.8   Promissory Note dated March     Provided herewith
        25, 1997 given by Lee's
        Prescription Shops, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation
        which is a wholly owned
        subsidiary of the Company, to
        United National Bank in the
        original amount of $300,000

 10.9   Letter Agreement effective      Provided herewith
        June 19, 1997 by and between
        Uni, Co. and the Company

 10.10  Business  Lease  dated July 14, Provided herewith
        1994 by and between Lee's
        Prescription Shops, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation,
        a wholly owned subsidiary of
        the Company, and 2525 Coral
        Way Bldg.

 10.11  Business  Property Lease dated  Provided herewith
        October 2, 1995 by and
        between LBJ Properties and
        Lee's Acquisition Corporation,
        a wholly owned subsidiary of
        the Company

 10.12  Lease Agreement dated October   Provided herewith
        1, 1995 by and between Sanford
        I. Rakofsky, M.D. and Lee's
        Prescription Shop, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation,
        a wholly owned subsidiary of
        the Company

 10.13  Stock Purchase Agreement dated  Provided herewith
        June 18, 1997 by and among
        PharmaSystems Cost Containment
        Corp., Jose L. Rodriguez, M.D.
        and Maria Rodriguez and Carlos
        M. Marin

 10.14  Security Agreement dated July   Provided herewith
        23, 1996 by and between Lee's
        Acquisition Corporation, a
        wholly owned subsidiary of the
        Company, and Lee's
        Prescription Shops, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation,
        and Carlos M. Marin

 10.15  Agreement dated July 23, 1996   Provided herewith
        by and between the Company,
        Lee's Acquisition Corporation,
        a wholly owned subsidiary of
        the Company, Lee's
        Prescription Shops, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation
        and Carlos M. Marin, Jr.

 10.16  Promissory Note and Security    Provided herewith
        Agreement dated July 23, 1996
        given by the Company to Carlos
        M. Marin, Jr.

  27.   Financial Data Schedule         Provided herewith

(B)      REPORTS ON FORM 8-K.

      On July 7, 1997, the Company filed Form 8-K (later amended by Form 8-K/A filed on July 14, 1997) reporting the following items:

      1. CHANGES IN CONTROL OF REGISTRANT. A change in control of the registrant occurred on June 20, 1997 pursuant to the terms and conditions of that certain Agreement and Plan of Reorganization (the "MERGER AGREEMENT") dated June 20, 1997 by and among Euro-Tel, Inc., a Colorado corporation ("EURO-TEL"), PharmaSystems Cost Containment Corp., a Florida corporation ("PHARMASYSTEMS"), Andrew I. Telsey and Darlene D. Kell which provided for the merger (the "MERGER") of PharmaSystems with and into Euro-Tel, as the surviving entity, pursuant to a tax-free reorganization in accordance with Section 354 and 368 of the Internal Revenue Code of 1986, as amended. Pursuant to the Merger Agreement, Euro-Tel acquired one hundred percent (100%) of the issued and outstanding common stock of PharmaSystems in consideration for the issuance of 18,000,000 newly issued shares of Euro-Tel common stock which were issued to the PharmaSystems shareholders on a pro rata basis in accordance with their respective ownership interests in PharmaSystems. As a result of the Merger, the PharmaSystems' shareholders, who own ninety percent (90%) of the issued and outstanding common stock of Euro-Tel, assumed control of the registrant from Andrew I. Telsey, with Jose L. Rodriguez, M.D. controlling, either directly or indirectly, approximately twenty-eight percent (28%) of the issued and outstanding common stock of the registrant. Upon completion of the Merger, Euro-Tel assumed the Business (as defined herein) of PharmaSystems.

      The foregoing is merely a summary of the Merger consummated on June 20, 1997 and does not purport to be a complete statement of the terms, conditions and provisions thereof. For a more complete description of the merger, reference should be made to the Agreement and Plan of Reorganization, Plan of Merger and Articles of Merger which are attached to Form 8-K filed with the Securities and Exchange Commission on July 8, 1997.

      2. ACQUISITION OR DISPOSITION OF ASSETS. On June 20, 1997, Euro-Tel acquired all of the assets used to operate the business of PharmaSystems by operation of law pursuant to the Merger. PharmaSystems was primarily a holding company for Lee's Prescription Shop, Inc., a Florida corporation and second-tier subsidiary of PharmaSystems which owns and operates three licensed community retail pharmacies in the greater Miami area.

      3. CHANGE OF CORPORATE NAME. In accordance with the Articles of Merger by and between Euro-Tel and PharmaSystems dated June 20, 1997, Euro-Tel's Certificate of Incorporation was amended to reflect a change of its corporate name to "PharmaSystems Holdings Corp."

      4. CHANGE IN FISCAL YEAR. The Company has changed its fiscal year end from September 30 in each year to December 31, to coincide with the year end of PharmaSystems.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 19, 1997                   PHARMASYSTEMS HOLDINGS CORP.


                                         By: /s/ Aurelio E. Alonso
                                             ---------------------
                                             Aurelio E. Alonso
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
  NO.   DESCRIPTION                     LOCATION                        PAGE
  2.1   Agreement and Plan of           Incorporated by reference
        Reorganization dated            to Exhibit No. 2.1 to
        June 20, 1997                   Registrant's Form 8-K filed
                                        on July 8, 1997

  2.2   Plan of Merger dated            Incorporated by reference
        June 20, 1997                   to Exhibit No. 2.2 to
                                        Registrant's Form 8-K filed
                                        on July 8, 1997

  2.3   Articles of Merger dated        Incorporated by reference
        June 20, 1997                   to Exhibit No. 2.3 to
                                        Registrant's Form 8-K filed
                                        on July 8, 1997

  3.1   Amended and Restated Articles   Incorporated by reference
        of Incorporation of the Company Exhibit No. 2.1 to the
                                        Registrant's Form 10-SB/A1
                                        filed with the SEC on
                                        February 5, 1997

  3.2   By-laws of the Company          Incorporated by reference
                                        Exhibit No. 2.2 to the
                                        Registrant's Form 10-SB/A1
                                        filed with the SEC on
                                        February 5, 1997

 10.1 Executive Employment Agreement Provided herewith dated June 19, 1997 by and between the Company and
        Antonio M. Rodriguez

 10.2 Executive Employment Agreement Provided herewith dated June 19, 1997 by and between the Company and
        Aurelio Alonso

 10.3 Executive Employment Agreement Provided herewith dated June 19, 1997 by and between the Company and Jose
        L. Rodriguez, M.D.

 10.4   Stock Redemption Agreement      Provided herewith
        dated June 7, 1997 by and
        between the Company,  PSI
        Holdings,  Inc., and
        Orlando Lopez-Fernandez,
        Jr., M.D.

 10.5   Stock Pledge Agreement dated    Provided herewith
        June 7, 1997 by and
        between the Company and PSI
        Holdings, Inc.

 10.6   Stock Pledge Agreement dated    Provided herewith
        June 7, 1997 by and between
        the Company and Orlando
        Lopez-Fernandez, Jr., M.D.

 10.7   Intermark Trade Centre Lease    Provided herewith
        Agreement dated August 1, 1995
        by and between Shusho
        Investment, Inc. and the
        Company

 10.8   Promissory Note dated March     Provided herewith
        25, 1997 given by Lee's
        Prescription Shops, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation
        which is a wholly owned
        subsidiary of the Company, to
        United National Bank in the
        original amount of $300,000

 10.9   Letter Agreement effective      Provided herewith
        June 19, 1997 by and between
        Uni, Co. and the Company

 10.10  Business  Lease  dated July 14, Provided  herewith
        1994 by and between Lee's
        Prescription Shops, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation,
        a wholly owned subsidiary of
        the Company, and 2525 Coral
        Way Bldg.

 10.11  Business Property Lease dated   Provided herewith
        October 2, 1995 by and
        between LBJ Properties and
        Lee's Acquisition Corporation,
        a wholly owned subsidiary of
        the Company

 10.12  Lease Agreement dated October   Provided herewith
        1, 1995 by and between Sanford
        I. Rakofsky, M.D. and Lee's
        Prescription Shop, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation,
        a wholly owned subsidiary of
        the Company

 10.13  Stock Purchase Agreement dated Provided herewith
        June 18, 1997 by and among
        PharmaSystems Cost Containment
        Corp., Jose L. Rodriguez, M.D.
        and Maria Rodriguez and Carlos
        M. Marin

 10.14  Security Agreement dated July   Provided herewith
        23, 1996 by and between Lee's
        Acquisition Corporation, a
        wholly owned subsidiary of the
        Company, and Lee's
        Prescription Shops, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation,
        and Carlos M. Marin

 10.15  Agreement dated July 23, 1996   Provided herewith
        by and between the Company,
        Lee's Acquisition Corporation,
        a wholly owned subsidiary of
        the Company, Lee's
        Prescription Shops, Inc., a
        wholly owned subsidiary of
        Lee's Acquisition Corporation
        and Carlos M. Marin, Jr.

 10.16  Promissory Note and Security    Provided herewith
        Agreement dated July 23, 1996
        given by the Company to Carlos
        M. Marin, Jr.

  27.   Financial Data Schedule         Provided herewith