Form 10QSB/A
period 1997-06-30
PHARMASYSTEMS HOLDINGS CORP
filed 1997-10-10
CIK 1027763

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A




         (MARK ONE)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

                  For the quarterly period ended June 30, 1997

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______.

                           Commission File No. 0-21851

                          PHARMASYSTEMS HOLDINGS CORP.
              (Exact Name of Small Business Issuer in Its Charter)

Colorado                                         84-1189040
--------                                         ----------
(State or Other Jurisdiction of Incorporation or (I.R.S. Employer Identification
Organization)                                     No.)

7350 NW 7th Street, Suite 104, Miami, Florida    33126
                                                 -----
(Address of Principal Executive Offices)         (Zip Code)

                                 (305) 267-9500
                (Issuer's Telephone Number, Including Area Code)


              EURO-TEL, INC., 2851 South Parker Road, Suite 7520,
                     Aurora, Colorado 80014; September 30th
              ---------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         There were 20,000,625 shares of Common Stock outstanding as of August 15, 1997.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                    PHARMASYSTEMS HOLDINGS CORP.

================================================================================




PART I - FINANCIAL INFORMATION                                           Page
------------------------------                                           ----

     Item 1. Consolidated Financial Statements.                            3
     -----------------------------------------

              Condensed Consolidated Balance Sheet                         3

              Condensed Consolidated Statements of Operations              5

              Condensed Consolidated Statements of Cash Flows              6

              Notes to Condensed Consolidated Financial Statements         7


     Item 2.  Management's Discussion and Analysis.                        10
     ---------------------------------------------

PART II - OTHER INFORMATION
---------------------------

     Item 2(c).  Changes in Securities                                     15
     ---------------------------------

     Item 3.  Defaults Upon Senior Securities                              16

     Item 4.  Submission of Matters to Vote of Security Holders            16
     ----------------------------------------------------------

     Item 6.  Exhibits and Reports on Form 8-K                             19
     -----------------------------------------

     Signatures                                                            22
     ----------

                                                    PHARMASYSTEMS HOLDINGS CORP.
Part I - Financial Information
    Item 1. Consolidated Financial Statements
================================================================================

Condensed Consolidated Balance Sheets (Unaudited)
                                                        JUNE 30,
                                                           1997
--------------------------------------------------------------------
ASSETS
CURRENT
     Cash                                             $  39,671
     Accounts receivable, less allowance for doubtful
         accounts of $8,000                             272,273
     Due from affiliates

     Inventory                                          558,245
     Prepaid expenses and other current assets           65,039

--------------------------------------------------------------------
TOTAL CURRENT ASSETS                                    935,228
     Property and equipment, net                        200,418
     Loan fees, less $11,264
         accumulated amortization                         1,611
     Intangible assets, less $24,728
         accumulated amortization                       187,245
     Non-compete agreements, less $87,500
         accumulated amortization                        62,500
     Other assets                                         5,500
--------------------------------------------------------------------
TOTAL ASSETS                                         $1,392,502

--------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT

     Bank note payable                             $  300,000
     Accounts payable                               1,347,421
     Accrued expenses and other                        62,888
     Due to affiliate                                 164,153
     Current maturities of notes payable              490,379
     Subordinated stockholder loan (non-interest
     bearing)                                          37,641
     Due to Stockholder                               537,500
     Redemption Notes Payable                       1,450,330
--------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                           4,390,312
--------------------------------------------------------------------
Due to stockholder                                          0
--------------------------------------------------------------------
TOTAL LIABILITIES                                   4,390,312
--------------------------------------------------------------------

                                                    PHARMASYSTEMS HOLDINGS CORP.
Part I - Financial Information
    Item 1. Consolidated Financial Statements
================================================================================

CAPITAL DEFICIT

     Common Stock, no par value - 100,000,000 shares
         authorized, 20,000,625
         issued and outstanding                           2,629,057

     Shares to be redeemed                              (1,450,330)
     Additional paid-in capital                                   0
     Deficit                                            (4,176,537)
--------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                   (2,997,810)
--------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                    $1,392,502
====================================================================

                                                    PHARMASYSTEMS HOLDINGS CORP.

================================================================================


CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)



                                                  Six Months Ended June 30,           Three Months Ended June 30,
                                                  -------------------------           ---------------------------
                                                      1997          1996               1997                  1996
-----------------------------------------------------------------------------------------------------------------

REVENUES                                        $2,340,428         $2,616,426         $1,160,941       $1,068,975
-----------------------------------------------------------------------------------------------------------------

COST OF SALES                                    1,728,427          2,005,146            869,686          920,142
-----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                       612,001            611,280            291,255          148,833
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling, general
         and administrative                      1,531,569          1,312,513            646,889          342,554
     Compensatory element of
         common stock issuance
         for services rendered                      24,711                                24,711
     Interest                                      195,353            248,804             72,866           30,353
     Depreciation and
         amortization                               60,466             50,557             30,233           29,137
------------------------------------------------------------------------------------------------------------------

Total operating expenses                         1,812,099          1,611,874            774,699          402,044
------------------------------------------------------------------------------------------------------------------

NET LOSS                                      $(1,200,098)       $(1,000,594)         $(483,444)       $(253,211)
------------------------------------------------------------------------------------------------------------------

Net Loss Per Share                                 $(0.09)            $(0.11)            $(0.03)          $(0.03)
------------------------------------------------------------------------------------------------------------------
Weighted   Average   Number  of                 13,919,019          9,132,846         14,427,180        9,784,288
Common Shares
------------------------------------------------------------------------------------------------------------------


                                        5

                                                    PHARMASYSTEMS HOLDINGS CORP.

================================================================================

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,        THREE MONTHS ENDED JUNE 30,
                                                       -------------------------        ---------------------------
                                                           1997             1996               1997           1996
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net loss                                        $(1,200,098)     $(1,000,594)         $(483,444)       $(253,211)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Original issue discount                                                             (38,567)         (38,567)
       Depreciation and amortization                     60,466           50,557             30,233           29,137
       Changes in operating assets
         and liabilities
   Decrease (increase) in:
       Accounts receivable                             (75,101)         (24,114)           (48,070)          131,683
       Due from affiliates                               39,328         (90,420)                           (194,817)
       Inventories                                       41,623         (28,477)             26,576         (58,890)
       Prepaid expenses
         and other assets                              (13,803)          135,816           (35,615)           10,296
   Increase (decrease):
       Accounts payable                                (30,296)           14,414            111,956          285,041
       Accrued expenses and other                     (182,956)         (73,431)          (315,138)          149,540
       Due to affiliates                               (34,046)        (169,751)              4,281
--------------------------------------------- ------------------ ---------------- ------------------ ----------------
Net cash (used in) provided by
     operating activities                           (1,394,883)      (1,186,000)          (747,788)           60,212
--------------------------------------------- ------------------ ---------------- ------------------ ----------------
INVESTING ACTIVITIES:
   Purchases of property and equipment                  (6,228)         (81,885)            (3,825)         (81,885)
   Increase in other assets                             (4,999)         (14,132)            (4,999)         (14,132)
--------------------------------------------- ------------------ ---------------- ------------------ ----------------
Net cash used in investing activities                  (11,227)         (96,017)            (8,824)         (96,017)
--------------------------------------------- ------------------ ---------------- ------------------ ----------------
FINANCING ACTIVITIES:
   Net borrowings under bank note payable               200,000          100,000
   Repayments of notes payable                         (62,800)        (776,834)           (35,800)        (367,802)
   Proceeds from subordinated
   shareholder loan                                                       17,641                              17,641
   Repayments of subordinated
     shareholder loan                                  (20,000)                            (10,000)
     Net proceeds from issuance of
     common stock                                     1,032,671        1,695,125            597,171          411,929
--------------------------------------------- ------------------ ---------------- ------------------ ----------------
Net cash provided by financing activities             1,149,871        1,035,932            551,371           61,768
--------------------------------------------- ------------------ ---------------- ------------------ ----------------
Net (decrease) increase in cash                       (256,239)        (246,085)          (205,241)           25,963
Cash at beginning of period                             295,910          246,085            244,912         (25,963)
--------------------------------------------- ------------------ ---------------- ------------------ ----------------
Cash at end of period                                   $39,671             $-0-            $39,671             $-0-
--------------------------------------------- ------------------ ---------------- ------------------ ----------------


                                                    PHARMASYSTEMS HOLDINGS CORP.

================================================================================


Notes to Consolidated Financial Statements
------------------------------------------

     The unaudited financial statements presented in this Quarterly Report contain the financial information and results of operation of PharmaSystems Cost Containment Corp., a privately held company which was merged into the Registrant on June 20, 1997. Prior to this merger transaction, the Company (then named "Euro-Tel, Inc.") had no material assets and had conducted no operations. For a detailed description of these relationships and transactions, a reader should refer to the Company's Form 8-K filed on July 8, 1997 and Form 8-K/A filed on July 14, 1997, as well as the descriptions contained elsewhere in this Quarterly Report.

     The accompanying condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 8-K/A2 filed on October 10, 1997.

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

Per Share Data
--------------

     Primary per share information is determined by using the weighted average number of common and dilutive common equivalent shares outstanding.

     Net loss per common share for each period was computed by retroactively reflecting mergers, splits and issuances of common shares. 4,997,334 shares of common stock issued to an affiliate on June 17, 1997, which are being held in escrow, were not included in the calculation as the conditions for such common share's release from escrow have not been met.

Stock Redemption
----------------

     Pursuant to a Stock Redemption Agreement dated June 7, 1997 (the "STOCK REDEMPTION AGREEMENT"), the Company agreed to purchase for $1,475,330, a portion of the outstanding shares of its common stock held by PSI Holdings, Inc. ("PSI") and Dr. Orlando Lopez-Fernandez ("Dr. Lopez-Fernandez"). Pursuant to the Stock Redemption Agreement, the Company is obligated to allocate and pay 21.5% of any capital contribution received by the Company to PSI and 3.5% of any capital contribution received by the Company to Dr. Lopez-Fernandez until the outstanding obligations due to these shareholders are paid in full. If the Company does not receive a capital contribution of at least $3,000,000 within 180 days of June 7, 1997, and make the associated payments to these shareholders, the Company will be in default under the terms of the Stock Redemption Agreement. No assurance can be given that the Company will be successful in obtaining a capital contribution of at least $3,000,000 before this default date or at all. Additionally, applicable state corporate law may prevent the Company from making any payments to these shareholders until certain financial criteria are satisfied even if capital contributions are obtained. There can be no assurance that such financial criteria will be satisfied prior to the default date under the Stock Redemption Agreement.

     In this connection, the Company has signed two promissory notes aggregating $1,450,330 which bear interest at 10% a year and are due with accrued interest on June 8, 1998.

     In addition, the Company is contemplating the purchase of the remainder of its shares of common stock held by PSI and Dr. Lopez-Fernandez during the fourth quarter of 1997.

Stock Purchase Agreement
------------------------

     On June 17, 1996, the Company entered into a stock purchase agreement with the shareholders of Advanced Respiratory Care, Inc. ("Advanced") which is owned by the President and certain shareholders. The agreement provides for, among other things, the purchase of 100% of the issued and outstanding shares of Advanced in exchange for 936,330 shares of the Company. The Company's shares are to be placed in escrow and are to be released in accordance with the terms of the stock purchase agreement. The Company is required to release the lesser of 250,000 escrowed shares or any remaining escrowed shares after the end of each three month period following the closing date (June 1997) during which Advanced fully satisfies the performance parameters as prescribed by the Company's board of directors. These parameters have not yet been defined by the Board.

                                                    PHARMASYSTEMS HOLDINGS CORP.


================================================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVISED FINANCIAL STATEMENTS

     The Company has revised its 1997, 1996 and 1995 financial statements because in August 1997 it determined that it had failed to reflect an obligation to a stockholder that existed since 1995. As a result of an investigation, the Company determined that in 1995, PCCC acquired from a company owned by a stockholder, who is the brother-in-law of the President of PCCC, certain rights and technology (with zero basis) pertaining to the drug distribution business by issuing a $3.5 million promissory note. In July 1996, the note was voided, AB INITIO (as if it never existed) and replaced with (i) a $537,500 obligation to this stockholder, bearing interest at 10% per annum (ii) the issuance of 84,938 shares of PCCC stock (valued at par) to this stockholder and (iii) a $1 million obligation bearing interest at 10% per annum to this stockholder from an affiliate owned by the president of PCCC.

     Since the original 1995 transaction was voided in 1996, the Company has retroactively recorded the $537,500 obligation to this stockholder by charging additional paid-in capital in the 1995 financial statements. The effect of the restatement on the Consolidated Statements of Operations is as follows:


                                                                  SIX MONTHS ENDED
                                                                  ----------------
                                               JUNE 30, 1997                             JUNE 30, 1996
                                               -------------                             -------------

                                      INTEREST                                   INTEREST
                                       EXPENSE              NET LOSS              EXPENSE             NET LOSS

As previously reported                168,699              1,173,444             222,150              973,940

As restated                           195,353              1,200,098             248,804              1,000,594
-------------------------------------------------------------------------------------------------------------------


                                                                 THREE MONTHS ENDED
                                                                 ------------------
                                               JUNE 30, 1997                             JUNE 30, 1996
                                               -------------                             -------------

                                      INTEREST                                   INTEREST
                                       EXPENSE              NET LOSS              EXPENSE             NET LOSS

As previously reported                59,465               470,043               16,952               239,810

As restated                           72,866               483,444               30,353               253,211
-------------------------------------------------------------------------------------------------------------------

       The obligation to the stockholder is payable $10,000 monthly for interest and principal for the first three months and $20,000 monthly for interest and principal thereafter. The loan is collateralized by the stock of Lee's Acquisition Corporation and by all assets of Lee's Prescription Shops, Inc., both subsidiaries of the Company. The Company has been unable to make any payments under this note and accordingly, is currently in default. In this connection, the stockholder has granted a waiver through October 1, 1998 and the

                                                    PHARMASYSTEMS HOLDINGS CORP.


================================================================================

Company has agreed that upon any funding to make current all payments that are in arrears.

Subsequent Event
----------------

     On August 6, 1997, the Company renegotiated an extension of its $225,000 unsecured notes payable to the former owners of Lee's, which was due July 31, 1997. The extension agreement provides for monthly principal payments of approximately $15,000 through October 1998. All other terms and conditions remain the same.

     Item 2 - Management's Discussion and Analysis.
     ---------------------------------------------

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

     Merger.
     ------

     On June 20, 1997, PharmaSystems Cost Containment Corp., a Florida corporation ("PHARMASYSTEMS"), was merged (the "MERGER") into the Company. Prior to the merger, the Company's name was Euro-Tel, Inc. ("EURO-TEL"). Euro-Tel had no operations and had been formed for the sole purpose of merging with an operating company such as PharmaSystems. Pursuant to that certain Agreement and Plan of Reorganization dated June 20, 1997 (the "MERGER AGREEMENT"), Euro-Tel acquired one hundred percent (100%) of the issued and outstanding common stock of PharmaSystems in consideration for the issuance of 18,000,000 newly issued shares of Euro-Tel common stock which were issued to the PharmaSystems shareholders on a pro rata basis in accordance with their respective ownership interests in PharmaSystems. As a result of the merger, the PharmaSystems shareholders owned ninety percent (90%) of the issued and outstanding common stock of Euro-Tel, assuming control from Andrew I. Telsey, with Jose L.
Rodriguez, M.D. controlling, either directly or indirectly, approximately forty-six percent (46%) of the issued and outstanding common stock of Euro-Tel after the Merger. In addition and concurrently with the Merger, Euro-Tel (i) acquired all of the assets of PharmaSystems by operation of law pursuant to the Merger; (ii) changed its corporate name to "PharmaSystems Holdings Corp."; and
(iii) changed its fiscal year from September 30, to December 31. Each of these matters was duly approved by unanimous written consent of the shareholders of Euro-Tel.

     Since Euro-Tel had conducted no operations, the information contained herein is primarily that of PharmaSystems, even though PharmaSystems was not a public reporting company for most of the period to which this Quarterly Report relates.

     General
     -------

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

     The Company has identified and focused on three principal areas, including:
(i) the development of a retail pharmacy network through Lee's Prescription Shops, Inc.; (ii) the development of a mail order distribution system for pharmacy products; and (iii) the creation and marketing of a private label brand of vitamins and supplements. In addition, the Company and its management has devoted a substantial amount of time and energy obtaining additional capital necessary to finance the Company's operations. With the exception of the retail pharmacies owned and operated by Lee's Prescription Shops, Inc., the Company is a "start-up" company which is dependent on external financing to sustain operations. The Company anticipates raising up to $4,000,000 in additional capital through the issuance of common stock in a private placement in the fourth quarter of this year. The issuance of such common stock will dilute the percentage ownership and voting rights of existing shareholders. No assurances can be made that the Company will successfully complete the private offering.

     The Company expects to incur substantial start-up costs which will be in excess of the revenues generated by the Company. As a result, the Company expects to incur substantial losses for the foreseeable future and will require external financing to sustain future operations.

     Results of Operations
     ---------------------

     Six Months Ended June 30, 1997 and 1996

     The Company's revenues decreased $276,000 or 10.6% in the six month period ending June 30, 1997 from the comparable six month period in the prior year. This decrease is attributable, in part, to the closing of two unprofitable facilities, a mail order facility and Penalver Clinic, an on-site HMO pharmacy. Both facilities had experienced losses without any foreseeable contributions to gross profit, and the residual business is being serviced by the retail pharmacies. In addition, the AlphaNet program, in which the Company had the exclusive rights to distribute Prolastin, was terminated by the distributor for lack of adequate financing and credit availability. The Company's costs of goods sold decreased by a corresponding amount of approximately $277,000 or 13.8%. The Company had a gross profit percentages of 26.2% and 23.4% for the six month periods ending June 30, 1997 and June 30, 1996, respectively. The higher gross profit percentage (a 12% increase) in 1997 is attributable to more retail sales which tend to yield higher prices than mail order.

     Selling, general and administrative expenses for the six month period ending June 30, 1997 increased $219,000 (16.7%) to $1,532,000 from $1,313,000 over the comparable period in the prior year. Such costs represent 65.5% and 50.2% of gross revenues in 1997 and 1996, respectively and are attributable, in large part, to professional fees and costs incurred by the Company in completing the reverse merger on June 20, 1997.

     Interest expense decreased $53,000 (21.3%) in the six month period ending June 30, 1997 from the comparable period in the prior year due to, in part, the satisfaction of $343,000 amount of unsecured notes payable and reduction in credit card fees and other bank charges..

     Depreciation and  amortization  expense  increased  $10,000 (19.6%) in 1997
from  the  1996  level.   This  increase  is  primarily  due  to  the  increased
amortization of loan fees, intangible assets and non-compete agreements.

      Total operation expenses increased $200,000 (12.4%) in 1997 from the 1996 level. This increase is primarily due to expenses incurred in the Merger. Since the gross profit between the periods remained almost unchanged, the aforementioned accounts for the $199,000 (19.9%) increase in the net loss of $1,200,000 during the six months ended June 30, 1997 from $1,001,000 for the six months ended June 30, 1996.

     Three Months Ended June 30, 1997 and 1996

     The Company's revenues increased $92,000 (8.6%) in the current three month period from the comparable period in 1996 due to retail prices charged to former mail order customers, uniformity of pricing between pharmacies and renewed adherance to collection of delivery service charge. Cost of sales decreased $50,000 (5.4%) during the current period from the prior period resulting from the savings gained by the change in the primary supplier and a minor shift in the product mix to lower cost substitutes. The reduction in cost of sales as a percentage of revenues is attributable to the product/customer mix. In the current period all revenues were generated from the sale of pharmaceutical products through the retail and mail order outlets and not from fees generated from the AlphaNet program as in prior periods. The gross profit percentages were 25.1% and 13.9% for 1997 and 1996, respectively. The corresponding 11.2% difference in gross profit representing an 80.6% increase between the comparable three month periods is indicative of the higher profitability in the current product/customer mix.

     Selling, general and administrative expenses for the three months ended June 30, 1997 increased $304,000 (88.8%) to $647,000 from $343,000 in 1996.
These amounts represented 55.7% and 32.1% of revenues in 1997 and 1996, respectively. The principal reason for the increase in such expenses was due to the professional fees incurred in the Merger.

     Interest expense increased $42,000 (138.4%) in the three month period ended June 30, 1997 resulting, in part, from additional financing.

     The previously mentioned increase in selling, general and administrative and interest expenses are the reasons the net loss increased by $230,000 (90.9%) to $483,000 during the three months ended June 30, 1997 from $253,000 for the three months ended June 30, 1996.

     Liquidity and Capital Resources
     -------------------------------

     As of June 30, 1997, the Company had a working capital deficiency of $3,455,000 compared to a deficiency of $1,782,000 on December 31, 1996. The deficiency is due, in part, to the operating losses incurred by the Company during the interim period ending June 30, 1997 and to the incurrence of the stock redemption promissory notes payable.. Such losses are the result of incurring expenses in the development of a retail pharmacy network, establishing and growing a mail order operation and creating and marketing its private label brand of vitamins and natural wellness products. Additionally, the Company has expended approximately $300,000 in connection with the Merger. The Company believes that the Merger will assist the Company in raising additional capital and in making future acquisitions, although no assurances can be given.

     Since inception, to finance its operations, the Company has raised capital in three separate private placements, with net proceeds of approximately $3,200,000 of which approximately $1,000,000 was raised in 1997. In addition, during 1997, the Company borrowed $200,000 from its bank to finance its operations. Additional financing will be necessary for the Company to continue operations and to achieve its growth plans. The Company anticipates raising approximately $4,000,000 in additional capital during the fourth quarter of this year through a private placement.

     The Company's business plan provides for, among other things, (i) the private placement discussed above; (ii) increases in revenues from its retail stores and mail order service; (iii) alternative distribution channels for its vitamins and wellness products; (iv) the reduction of certain expenses; and (v) alternative sources of financing and capital.

     The Company anticipates that some of the proceeds generated from the proposed private placement will be used to develop the Company's home care business products and services such as infusion, durable medical equipment and respiratory services. The Company believes that the home care business is currently one of the most profitable segments of healthcare industry.

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

                                     PART II
                                     -------

                                OTHER INFORMATION


Item 2.  Changes in Securities.
         ---------------------

     2(c)  Sales of Unregistered Securities.
           --------------------------------

     During April, May and June, 1997, PharmaSystems sold the following shares of its Common Stock in private placement transactions:

         PURCHASER                 DATE              AMOUNT        NUMBER OF
         ---------                 ----              ------         SHARES
                                                       ($)         ---------

Julian Herkowitz                April, 1997          $50,000       76,246.53
Jose L. Rodriguez               April, 1997            6,000        9,147.88
Wolverton Securities Ltd.       April, 1997           50,000       76,246.52
Rosina Malta                    April, 1997           10,000       15,248.24
Intercare Health Management Inc.April, 1997          150,000      533,715.00
Jim Hayes                       April, 1997           25,000       38,124.00
Andreas Hanke                   April, 1997           35,000       53,371.50
Roberto & Gloria Carreras        May, 1997            20,000       30,496.48
Mario & Alina Sabi               May, 1997            10,000       15,258.24
Rolando Castro                   May, 1997            50,000      177,905.89
Marco Rodriguez                  May, 1997            25,000       38,117.93
Moises Simpser                   May, 1997            35,000       53,371.15
Francisco Maldonado             June, 1997            10,000       15,248.24
Roberto Warman                  June, 1997             5,250        8,005.73
Alberto Miquel                  June, 1997             5,250        8,005.73
Jose Azaret                     June, 1997            10,000       15,258.24
David Brostowiski               June, 1997            40,000       60,998.29
Miguel Martinez                 June, 1997            50,000       76,246.53
Francisco Gonzalez-Abreu        June, 1997            10,000       15,248.24
Albert Nassar                   June, 1997             6,000        9,147.88
Jeff Farno                      June, 1997             5,000        7,626.79
Mario Copelenko                 June, 1997             5,000        7,626.79
Yolanda Mattos Barrero          June, 1997             5,000        7,626.79
Jose Soto Avila                 June, 1997             5,000        7,626.79
Layda Mazzorana                 June, 1997            10,000       15,248.24
Isidro & Reyna Garcia           June, 1997             5,000        7,626.79
Raul Cardenas                   June, 1997             8,000       12,200.72

     TOTAL                                          $645,500    1,390,991.15
                                                    ========    ============

     All of these issuances of Common Stock were intended to be exempt from registration as private placement transactions under the Securities Act of 1933, as amended (the "SECURITIES ACT"), pursuant to Section 4(2) ("SECTION 4(2)") promulgated thereunder.

     On June 18, 1997, PharmaSystems issued 4,997,333.66 shares of its Common Stock to the shareholders of Advanced Respiratory Care, Inc. ("Advanced"), in exchange for all of the outstanding common stock of Advanced. These shares are to beplaced into escrow and will be released if Advanced satisfies certain performance criteria. This issuance of Common Stock was intended to be exempt from registration as a private placement transaction under the Securities Act pursuant to Section 4(2) promulgated thereunder.

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

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

     3(a). The Company is currently in default on the payment of principal and interest on a loan made by a shareholder to the Company in the original principal amount of $537,500. The shareholder has deferred the principal and interest payments on this obligation until the Company obtains sufficient funding to begin repayment. None of the principal amount of this obligation has been repaid, and the accrued interest as of the date of this Quarterly Report is approximately $94,000.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

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

(2) PHARMASYSTEMS. The shareholders of PharmaSystems duly approved the following matters at the annual meeting by the corresponding vote:

    Description of Matter
    Submitted to  Vote                Votes For      Votes Against   Abstentions
--------------------------------------------------------------------------------

    Election of Directors name in
    subpart (a) hereof                10,594,798     0               0

    Merger of PharmaSystems with
    Euro-Tel                          10,594,798     0               0

    Transaction with Advanced
    Respiratory Care, Inc.            8,224,319      0               2,370,479

Item 6.   Exhibits and Reports on Form 10-QSB/A.
------------------------------------------------
  (a)    EXHIBITS.

 Exhibit
 -------
   No.      Description                                   Location                                        Page
   ---      -----------                                   --------                                        ----

   2.1      Agreement and Plan of Reorganization dated    Incorporated by reference to Exhibit No.
            June 20, 1997                                 2.1 to Registrant's Form 8-K filed on
                                                          July 8, 1997

   2.2      Plan of Merger dated June 20, 1997            Incorporated by reference to Exhibit No.
                                                          2.2 to Registrant's Form 8-K filed on
                                                          July 8, 1997

   2.3      Articles of Merger dated June 20, 1997        Incorporated by reference to Exhibit No.
                                                          2.3 to Registrant's Form 8-K filed on
                                                          July 8, 1997

   3.1      Amended and Restated Articles of              Incorporated by reference Exhibit No.
            Incorporation of the Company                  2.1 to the Registrant's Form 10-SB/A1
                                                          filed with the SEC on February 5, 1997

   3.2      By-laws of the Company                        Incorporated by reference Exhibit No.
                                                          2.2 to the Registrant's Form 10-SB/A1
                                                          filed with the SEC on February 5, 1997

   10.1     Executive Employment Agreement dated June     Incorporated by reference Exhibit No.
            19, 1997 by and between the Company and       10.1 to the Registrant's Form 10-QSB
            Antonio M. Rodriguez                          filed with the SEC on August 19, 1997

   10.2     Executive Employment Agreement dated June     Incorporated by reference Exhibit No.
            19, 1997 by and between the Company and       10.2 to the Registrant's Form 10-QSB
            Aurelio Alonso                                filed with the SEC on August 19, 1997

   10.3     Executive Employment Agreement dated June     Incorporated by reference Exhibit No.
            19, 1997 by and between the Company and       10.3 to the Registrant's Form 10-QSB
            Jose L. Rodriguez, M.D.                       filed with the SEC on August 19, 1997

   10.4     Stock Redemption  Agreement dated             Incorporated by reference Exhibit No.
            June 7, 1997 by and between the Company,      10.4  to  the Registrant's Form 10-QSB
            PSI Holdings,  Inc., and Orlando Lopez-       filed with the SEC on August 19, 1997
            Fernandez, Jr., M.D.

   10.5     Stock Pledge Agreement dated June 7, 1997     Incorporated by reference Exhibit No.
            by and between the Company and PSI            10.5 to the Registrant's Form 10-QSB
            Holdings, Inc.                                filed with the SEC on August 19, 1997

   10.6     Stock Pledge Agreement dated June 7, 1997     Incorporated by reference Exhibit No.
            by and between the Company and Orlando        10.6 to the Registrant's Form 10-QSB
            Lopez-Fernandez, Jr., M.D.                    filed with the SEC on August 19, 1997

   10.7     Intermark Trade Centre Lease Agreement        Incorporated by reference Exhibit No.
            dated August 1, 1995 by and between Shusho    10.7 to the Registrant's Form 10-QSB
            Investment, Inc. and the Company              filed with the SEC on August 19, 1997




   10.8     Promissory Note dated March 25, 1997 given    Incorporated by reference Exhibit No.
            by Lee's Prescription Shops, Inc., a wholly   10.8 to the Registrant's Form 10-QSB
            owned subsidiary of Lee's Acquisition         filed with the SEC on August 19, 1997
            Corporation which is a wholly owned
            subsidiary of the Company, to United
            National Bank in the original amount of
            $300,000

   10.9     Letter Agreement effective June 19, 1997 by   Incorporated by reference Exhibit No.
            and between Uni, Co. and the Company          10.9 to the Registrant's Form 10-QSB
                                                          filed with the SEC on August 19, 1997

  10.10     Business Lease dated July 14, 1994 by and     Incorporated by reference Exhibit No.
            between Lee's  Prescription  Shops, Inc., a   10.10 to the Registrant's Form 10-QSB
            wholly owned subsidiary of Lee's              filed with the SEC on August 19, 1997
            Acquisition  Corporation,  a wholly owned
            subsidiary of the Company, and 2525 Coral
            Way Bldg.

  10.11     Business Property Lease dated October 2,      Incorporated by reference Exhibit No.
            1995 by and between LBJ Properties and        10.11 to the Registrant's Form 10-QSB
            Lee's Acquisition Corporation, a wholly       filed with the SEC on August 19, 1997
            owned subsidiary of the Company

  10.12     Lease  Agreement  dated October 1, 1995 by    Incorporated by reference Exhibit No.
            and between  Sanford I. Rakofsky,  M.D. and   10.12 to the Registrant's  Form 10-QSB
            Lee's  Prescription  Shop,  Inc., a wholly    filed with the SEC on August  19,  1997
            owned  subsidiary  of Lee's Acquisition
            Corporation, a wholly owned subsidiary of
            the Company

  10.13     Stock Purchase Agreement dated June 18,       Incorporated by reference Exhibit No.
            1997 by and among PharmaSystems Cost          10.13 to the Registrant's Form 10-QSB
            Containment Corp., Jose L. Rodriguez, M.D.    filed with the SEC on August 19, 1997
            and Maria Rodriguez and Carlos M. Marin

  10.14     Security Agreement dated July 23, 1996 by     Incorporated by reference Exhibit No.
            and between Lee's Acquisition Corporation,    10.14 to the Registrant's Form 10-QSB
            a wholly owned subsidiary of the Company,     filed with the SEC on August 19, 1997
            and Lee's Prescription Shops, Inc., a
            wholly owned subsidiary of Lee's
            Acquisition Corporation, and Carlos M. Marin

  10.15     Agreement dated July 23, 1996 by and          Incorporated by reference Exhibit No.
            between the Company, Lee's Acquisition        10.15 to the Registrant's Form 10-QSB
            Corporation, a wholly owned subsidiary of     filed with the SEC on August 19, 1997
            the Company, Lee's Prescription Shops,
            Inc., a wholly owned subsidiary of Lee's
            Acquisition Corporation and Carlos M.
            Marin, Jr.

  10.16     Promissory Note and Security Agreement        Incorporated by reference Exhibit No.
            dated July 23, 1996 given by the Company to   10.16 to the Registrant's Form 10-QSB
            Carlos M. Marin, Jr.                          filed with the SEC on August 19, 1997

   27.      Financial Data Schedule                       Provided herewith

(b)      Reports on Form 8-K.
         -------------------

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



Date:  October 10, 1997           PHARMASYSTEMS HOLDINGS CORP.


                                  By:   /s/ Aurelio E. Alonso
                                        -------------------------------------
                                        Aurelio E. Alonso
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer)

                                  EXHIBIT INDEX
                                  -------------

Item 6.    Exhibits and Reports on Form 10-QSB/A
------------------------------------------------
  (a)    Exhibits.


 Exhibit
 -------
   No.      Description                                   Location                                        Page
   --       -----------                                   --------                                        ----

   2.1      Agreement and Plan of Reorganization dated    Incorporated by reference to Exhibit No.
            June 20, 1997                                 2.1 to Registrant's Form 8-K filed on
                                                          July 8, 1997

   2.2      Plan of Merger dated June 20, 1997            Incorporated by reference to Exhibit No.
                                                          2.2 to Registrant's Form 8-K filed on
                                                          July 8, 1997

   2.3      Articles of Merger dated June 20, 1997        Incorporated by reference to Exhibit No.
                                                          2.3 to Registrant's Form 8-K filed on
                                                          July 8, 1997

   3.1      Amended and Restated Articles of              Incorporated by reference Exhibit No.
            Incorporation of the Company                  2.1 to the Registrant's Form 10-SB/A1
                                                          filed with the SEC on February 5, 1997

   3.2      By-laws of the Company                        Incorporated by reference Exhibit No.
                                                          2.2 to the Registrant's Form 10-SB/A1
                                                          filed with the SEC on February 5, 1997

   10.1     Executive Employment Agreement dated June     Incorporated by reference Exhibit No.
            19, 1997 by and between the Company and       10.1 to the Registrant's Form 10-QSB
            Antonio M. Rodriguez                          filed with the SEC on August 19, 1997

   10.2     Executive Employment Agreement dated June     Incorporated by reference Exhibit No.
            19, 1997 by and between the Company and       10.2 to the Registrant's Form 10-QSB
            Aurelio Alonso                                filed with the SEC on August 19, 1997

   10.3     Executive Employment Agreement dated June     Incorporated by reference Exhibit No.
            19, 1997 by and between the Company and       10.3 to the Registrant's Form 10-QSB
            Jose L. Rodriguez, M.D.                       filed with the SEC on August 19, 1997

   10.4     Stock Redemption  Agreement dated             Incorporated by reference Exhibit No.
            June 7, 1997 by and between the Company,      10.4  to  the Registrant's Form 10-QSB
            PSI Holdings,  Inc., and Orlando Lopez-       filed with the SEC on August 19, 1997
            Fernandez, Jr., M.D.

   10.5     Stock Pledge Agreement dated June 7, 1997     Incorporated by reference Exhibit No.
            by and between the Company and PSI            10.5 to the Registrant's Form 10-QSB
            Holdings, Inc.                                filed with the SEC on August 19, 1997

   10.6     Stock Pledge Agreement dated June 7, 1997     Incorporated by reference Exhibit No.
            by and between the Company and Orlando        10.6 to the Registrant's Form 10-QSB
            Lopez-Fernandez, Jr., M.D.                    filed with the SEC on August 19, 1997

   10.7     Intermark Trade Centre Lease Agreement        Incorporated by reference Exhibit No.
            dated August 1, 1995 by and between Shusho    10.7 to the Registrant's Form 10-QSB
            Investment, Inc. and the Company              filed with the SEC on August 19, 1997


   10.8     Promissory Note dated March 25, 1997 given    Incorporated by reference Exhibit No.
            by Lee's Prescription Shops, Inc., a wholly   10.8 to the Registrant's Form 10-QSB
            owned subsidiary of Lee's Acquisition         filed with the SEC on August 19, 1997
            Corporation which is a wholly owned
            subsidiary of the Company, to United
            National Bank in the original amount of
            $300,000

   10.9     Letter Agreement effective June 19, 1997 by   Incorporated by reference Exhibit No.
            and between Uni, Co. and the Company          10.9 to the Registrant's Form 10-QSB
                                                          filed with the SEC on August 19, 1997

  10.10     Business Lease dated July 14, 1994 by and     Incorporated by reference Exhibit No.
            between Lee's  Prescription  Shops, Inc., a   10.10 to the Registrant's Form 10-QSB
            wholly owned subsidiary of Lee's              filed with the SEC on August 19, 1997
            Acquisition  Corporation,  a wholly owned
            subsidiary of the Company, and 2525 Coral
            Way Bldg.

  10.11     Business Property Lease dated October 2,      Incorporated by reference Exhibit No.
            1995 by and between LBJ Properties and        10.11 to the Registrant's Form 10-QSB
            Lee's Acquisition Corporation, a wholly       filed with the SEC on August 19, 1997
            owned subsidiary of the Company

  10.12     Lease  Agreement  dated October 1, 1995 by    Incorporated by reference Exhibit No.
            and between  Sanford I. Rakofsky,  M.D. and   10.12 to the Registrant's  Form 10-QSB
            Lee's  Prescription  Shop,  Inc., a wholly    filed with the SEC on August  19,  1997
            owned  subsidiary  of Lee's Acquisition
            Corporation, a wholly owned subsidiary of
            the Company

  10.13     Stock Purchase Agreement dated June 18,       Incorporated by reference Exhibit No.
            1997 by and among PharmaSystems Cost          10.13 to the Registrant's Form 10-QSB
            Containment Corp., Jose L. Rodriguez, M.D.    filed with the SEC on August 19, 1997
            and Maria Rodriguez and Carlos M. Marin

  10.14     Security Agreement dated July 23, 1996 by     Incorporated by reference Exhibit No.
            and between Lee's Acquisition Corporation,    10.14 to the Registrant's Form 10-QSB
            a wholly owned subsidiary of the Company,     filed with the SEC on August 19, 1997
            and Lee's Prescription Shops, Inc., a
            wholly owned subsidiary of Lee's
            Acquisition Corporation, and Carlos M. Marin

  10.15     Agreement dated July 23, 1996 by and          Incorporated by reference Exhibit No.
            between the Company, Lee's Acquisition        10.15 to the Registrant's Form 10-QSB
            Corporation, a wholly owned subsidiary of     filed with the SEC on August 19, 1997
            the Company, Lee's Prescription Shops,
            Inc., a wholly owned subsidiary of Lee's
            Acquisition Corporation and Carlos M.
            Marin, Jr.

  10.16     Promissory Note and Security Agreement        Incorporated by reference Exhibit No.
            dated July 23, 1996 given by the Company to   10.16 to the Registrant's Form 10-QSB
            Carlos M. Marin, Jr.                          filed with the SEC on August 19, 1997

   27.      Financial Data Schedule                       Provided herewith