Form 10QSB
period 1997-09-30
PHARMASYSTEMS HOLDINGS CORP
filed 1997-11-14
CIK 1027763

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB




      (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934 (Fee Required)

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         (No Fee Required)

              For the transition period from _______ to _______.

                           Commission File No. 0-21851

                          PHARMASYSTEMS HOLDINGS CORP.
              (Exact Name of Small Business Issuer in Its Charter)

COLORADO                                      84-1189040
--------                                      ----------
(State or Other Jurisdiction of               (I.R.S. Employer Identification
Incorporation or Organization)                No.)
7350 NW 7TH STREET, SUITE 104, MIAMI,
FLORIDA                                       33126
----------------------------------------      ------
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

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 20,000,625 shares of Common Stock outstanding as of November 14, 1997.

  Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                    PHARMASYSTEMS HOLDINGS CORP.

================================================================================




PART I - FINANCIAL INFORMATION                                        PAGE
      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.
         Condensed Consolidated Balance Sheet                         3
         Condensed Consolidated Statements of Operations              5
         Condensed Consolidated Statements of Cash Flows              6
         Notes to Condensed Consolidated Financial Statements         7

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.                  8

PART II - OTHER INFORMATION
      ITEM 2.  CHANGES IN SECURITIES.                                 12
      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                      13
      SIGNATURES                                                      15

                                                    PHARMASYSTEMS HOLDINGS CORP.
PART I - FINANCIAL INFORMATION
    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   SEPTEMBER 30,
                                                                            1997
--------------------------------------------------------------------------------

ASSETS
CURRENT
   Cash                                                              $ 135,781
   Accounts receivable, less allowance for doubtful
      accounts of $8,000                                               209,007
   Due from affiliates                                                 105,153
   Inventory                                                           615,428
   Prepaid expenses and other current assets                            66,512
--------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                 1,131,881
--------------------------------------------------------------------------------
   Property and equipment, net                                         200,418

   Loan fees, less $9,253 and $8,046                                     3,622
      accumulated amortization

   Intangible assets, less $28,260 and $17,664                         183,713
      accumulated amortization

   Non-compete agreements, less $100,000 and $62,500                    50,000
      accumulated amortization

   Other assets                                                         10,499
--------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 1,580,133
================================================================================

                                                    PHARMASYSTEMS HOLDINGS CORP.
PART I - FINANCIAL INFORMATION
    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                                                                       SEPTEMBER
                                                                             30,
                                                                            1997
--------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIT
CURRENT
   Bank note payable                                               $   300,000
   Accounts payable                                                  1,972,411
   Accrued expenses and other                                          332,888
   Current maturities of notes payable                                 535,246
   Subordinated stockholder loan (non-interest                          37,641
      bearing)                                                         537,500
   Due to stockholder                                                1,450,330
   Redemption notes payable

--------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                            5,166,016
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    5,166,016
--------------------------------------------------------------------------------


CAPITAL DEFICIT
   Common stock, no par value - 100,000,000 shares
      authorized, 20,000,625 and 10,461,892
      issued and outstanding
   Shares to be redeemed                                            (1,450,330)
       Additional paid-in capital                                    2,631,557
   Deficit                                                          (4,767,110)
--------------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                               (3,585,883)
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND CAPITAL DEFICIT                             $  1,580,133
================================================================================

                                                    PHARMASYSTEMS HOLDINGS CORP.

================================================================================

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                NINE MONTHS ENDED        THREE MONTHS ENDED
                                  SEPTEMBER 30,             SEPTEMBER 30,
                                    1997        1996         1997          1996
--------------------------------------------------------------------------------

REVENUES                     $ 3,328,406  $3,900,316    $ 987,978   $ 1,283,890

--------------------------------------------------------------------------------

COST OF SALES                  2,473,547   2,949,110      745,120       943,964
--------------------------------------------------------------------------------

GROSS PROFIT                     854,859     951,206      242,858       339,926
--------------------------------------------------------------------------------

OPERATING EXPENSES
   Selling, general
      and administrative       2,263,440   2,722,213      731,871     1,274,447
   Compensatory element of
      common stock issuance
      for services rendered       27,211                    2,500
   Interest                      292,583     196,446       97,230        65,482
   Depreciation and
      amortization                62,296      49,716        1,830        16,572
--------------------------------------------------------------------------------

Total operating expenses       2,645,530   2,968,375      833,431     1,356,501
--------------------------------------------------------------------------------

NET LOSS                     $ 1,790,671  $2,017,169    $ 590,573   $ 1,016,575
================================================================================

Net loss per share                $ 0.12      $ 0.21       $ 0.04        $ 0.09
--------------------------------------------------------------------------------

Weighted  average number of
  common shares               14,283,329   9,549,661   15,001,032    10,369,516

                                                    PHARMASYSTEMS HOLDINGS CORP.

================================================================================



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          NINE MONTHS ENDED        THREE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                          1997          1996         1997        1996
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net loss                           $(1,790,671)  $(2,017,169)  $(590,573)  $(1,016,575)

  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization       62,296        49,716       1,830          (841)
      Changes in operating assets
      and liabilities
  Decrease (increase) in:
    Accounts receivable                  (11,835)      105,159      86,936       129,273
    Due from affiliates                  (65,825)      104,392    (105,153)      194,812
    Inventories                          (15,560)      107,922     (57,183)      136,399
    Prepaid expenses
      and other assets                   (15,276)      123,085      (1,473)      (12,731)
  Increase (decrease):
    Accounts payable                     594,694        (3,209)    624,990       (17,623)
    Accrued expenses and                  87,044      (112,125)    270,000       (38,694)
      other
    Due to affiliates                   (198,199)      (48,462)   (164,153)      121,289
-----------------------------------------------------------------------------------------
Net cash (used in) provided by
  operating activities                (1,353,332)   (1,690,691)     65,221      (504,691)
-----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and               (3,284)      (81,076)      2,944           809
    equipment
  Increase in other assets                             (16,456)      4,999        (2,324)
-----------------------------------------------------------------------------------------
Net cash used in investing                (3,284)      (97,532)      7,943        (1,515)
activities
-----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net borrowings under bank
    note payable                         200,000       100,000

  Repayments of notes payable            (16,724)     (240,159)     22,406       536,675
  Proceeds from subordinated
    shareholder loan                                    17,641
  Repayments of subordinated
    shareholder loan                     (20,000)
  Net proceeds from issuance of
    common stock                       1,033,211     1,664,656         540       (30,469)
-----------------------------------------------------------------------------------------
Net cash provided by financing
  activities                           1,196,487     1,542,138      22,946       506,206
-----------------------------------------------------------------------------------------
Net (decrease) increase in cash         (160,129)     (246,085)     96,110           -0-
Cash at beginning of period              295,910       246,085      39,671           -0-
-----------------------------------------------------------------------------------------
Cash at end of period                $   135,781   $       -0-   $ 135,781   $       -0-
=========================================================================================

                                                    PHARMASYSTEMS HOLDINGS CORP.

================================================================================


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited financial statements presented in this Quarterly Report contain the financial information and results of operation of PharmaSystems Cost Containment Corp., a privately held company which was merged (the "Merger") into PharmaSystems Holdings Corp. (the "COMPANY") on June 20, 1997. Prior to this merger transaction, the Company (then named "Euro-Tel, Inc.") had no material assets and had conducted no operations. For a detailed description of these relationships and transactions, a reader should refer to the Company's Form 8-K filed on July 5, 1997 and Form 8-K/A2 filed on October 10, 1997, as well as the descriptions contained elsewhere in this Quarterly Report.

     The accompanying condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 8-K/A2 filed on October 10, 1997.

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

     The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the operating results for the full fiscal year. The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

     The Company has identified and focused on three principal areas, including:
(i) the development of a retail pharmacy network through Lee's Prescription Shops, Inc.; (ii) the development of a mail order distribution system for pharmacy products; and (iii) the creation and marketing of a private label brand of vitamins and supplements. In addition, the Company and its management has devoted a substantial amount of time and energy obtaining additional capital necessary to finance the Company's operations. With the exception of the retail pharmacies owned and operated by Lee's Prescription Shops, Inc., the Company is a "holding" company which is dependent on external financing to sustain operations. The Company anticipates raising up to $4,000,000 in additional capital through the issuance of common stock in a private placement in the fourth quarter of this year. The issuance of such common stock will dilute the percentage ownership and voting rights of existing shareholders. No assurances can be made that the Company will successfully complete the private offering or that the Company will receive any proceeds from this offering.

     The Company expects to incur substantial start-up costs which will be in excess of the revenues generated by the Company. As a result, the Company expects to incur substantial losses for the foreseeable future and will require external financing to sustain future operations.

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     The Company's revenues decreased $572,000 or 14.7% in the nine month period ending September 30, 1997 from the comparable nine month period in the prior year. This decrease is attributable, in part, to the closing of two unprofitable facilities, a mail order facility and Penalver Clinic, an on-site HMO pharmacy. Both facilities had experienced losses without any foreseeable contributions to gross profit, and the residual business is being serviced by the retail pharmacies. In addition, the AlphaNet program, in which the Company had the exclusive rights to distribute Prolastin, was terminated by the distributor for lack of adequate financing and credit availability. The Company's costs of goods sold decreased by corresponding amount of approximately $475,000 or 16.1%. The Company had a gross profit relative to gross revenue of 25.7% and 23.4% for the nine month periods ending September 30, 1997 and September 30, 1996, respectively. The higher gross profit percentage in 1997 is attributable to more retail sales which tend to yield higher prices than mail order.

     Selling, general and administrative expenses for the nine month period ending September 30, 1997 decreased $459,000 or 16.9% to $2,263,000 from $2,722,000 over the comparable period in the prior year. Such costs represent 68.0% and 69.8% of gross revenues in 1997 and 1996, respectively. The decrease is attributable, in large part, to savings from staff reductions.

     Interest expense increased $97,000 (49.5%) in the nine month period ending September 30, 1997 from the comparable period in the prior year due to, in part, the increase in the bank note payable and due to stockholder.

     Depreciation and amortization expense increased $12,000 (24.0%) in 1997from the 1996 level. This increase is primarily due to the increased amortization of loan fees, intangible assets and non-compete agreements.

     Total operating expenses decreased $322,000 (10.9%) in 1997 from the 1996 level. This decrease is primarily due to the savings from staff reductions. Since the gross profit between the periods remained almost unchanged, the aforementioned accounts for the $226,000 (11.2%) decrease in the net loss of $1,791,000 during the nine months ended September 30, 1997 from $2,017,000 for the nine months ended September 30, 1996.

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     The Company's revenues decreased $296,000 (23.0%) in the current three month period from the comparable period in 1996. This period has historically been a slow sales period for the Company. This period was unusually weak compared to the prior year. Costs of sales decreased $199,000 (21.1%) during the current period from the prior period resulting from the decrease in revenue. The gross profit percentages were 24.6% and 26.5% for 1997 and 1996, respectively.

     Selling, general and administrative expenses for the three months ended September 30, 1997 decreased $542,000 (42.5%) to $732,000 from $1,274,000 in
1996. These amounts represented 74.1% and 99.2% of gross revenues in 1997 and 1996, respectively. The principal reason for the decrease in such expenses was due to staff reduction.

     Interest expense increased $32,000 (49.2%) in the three months ended September 30, 1997 resulting, in part, from the increase in the bank note payable and due to stockholder.

     The previously mentioned decrease in selling, general and administrative expenses is the reason the net loss decreased by $426,000 (41.9%) to $591,000 during the three months ended September 30, 1997 from $1,017,000 for the three months ended September 30, 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had a working capital deficiency of $4,081,000 compared to a deficiency of $1,782,000 on December 31, 1996. The deficiency is due, in part, to the operating losses incurred by the Company during the interim period ending September 30, 1997 and to the incurrence of the stock redemption promissory notes payable. Such losses are the result of incurring expenses in the development of a retail pharmacy network, establishing and growing a mail order operation and creating and marketing its private label brand of vitamins and natural wellness products. Additionally, the Company has expended approximately $300,000 in connection with the Merger. The Company believes that the Merger will assist the Company in raising additional capital and in making future acquisitions, although no assurances can be given.

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

                                     PART II

                                OTHER INFORMATION


ITEM 2.     CHANGES IN SECURITIES.

     2(C) SALES OF UNREGISTERED SECURITIES.

     During July, August and September, 1997, PharmaSystems sold the following shares of its Common Stock in private placement transactions:

                                                         AMOUNT        NUMBER OF
        PURCHASER                        DATE              ($)           SHARES
        ---------                        ----            ------        ---------
1.  Avila, Ada                      August 18, 1997        100             25
2.  Calenzani, Graciela L.          August 18, 1997        100             25
3.  Diaz, Nerly                     August 18, 1997        100             25
4.  Diez, Rosa                      August 18, 1997        100             25
5.  Garciga, Isabel I.              August 18, 1997        100             25
6.  Gonzalez, Elsa                  August 18, 1997        100             25
7.  Greenfield, Ann & Irving        August 18, 1997        100             25
8.  Guilarte, Steny M.              August 18, 1997        100             25
9.  Jorge, Yordanka                 August 18, 1997        100             25
10. Lugo, Miriam                    August 18, 1997        100             25
11. Martinez, Caridad               August 18, 1997        100             25
12. Martinez, Elena                 August 18, 1997        100             25
13. Munoz, Evelyn                   August 18, 1997        100             25
14. Munoz, Jason J.                 August 18, 1997        100             25
15. Munoz, John                     August 18, 1997        100             25
16. Navas, Gustavo A.               August 18, 1997        100             25
17. Pascual, Maria Teresa           August 18, 1997        100             25
18. Perez, Diana                    August 18, 1997        100             25
19. Rad, Diana C.                   August 18, 1997        100             25
20. Reyes, Dayana                   August 18, 1997        100             25
21. Rivera Mary Foy                 August 18, 1997        100             25
22. Rodriguez, Hilda R.             August 18, 1997        100             25
23. Socarras, Teresita              August 18, 1997        100             25
24. Torres, Carmina                 August 18, 1997        100             25
25. Veunes, Ramon                   August 18, 1997        100             25

     All of these issuances of Common Stock were intended to be exempt from registration as private placement transactions under the Securities Act of 1933, as amended (the "SECURITIES ACT"), pursuant to Section 4(2) ("SECTION 4(2)") promulgated thereunder. Other exemptions from registration under the Securities Act may have also been available.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
  (A) EXHIBITS.

EXHIBIT
  NO.   DESCRIPTION                         LOCATION
------- -----------                         --------

2.1     Agreement and Plan of               Incorporated by reference to Exhibit
        Reorganization dated June 20, 1997  No.  2.1 to  Registrant's  Form  8-K filed on July 8, 1997

2.2     Plan of Merger dated June 20, 1997  Incorporated by reference to Exhibit
                                            No.  2.2 to  Registrant's  Form  8-K
                                            filed on July 8, 1997

2.3     Articles of Merger dated June 20,   Incorporated by reference to Exhibit
        1997                                No.  2.3 to  Registrant's  Form  8-K
                                            filed on July 8, 1997

3.1     Amended and Restated Articles of    Incorporated  by  reference  Exhibit
        Incorporation of the Company        No.  2.1  to the  Registrant's  Form
                                            10-SB/A1   filed  with  the  SEC  on
                                            February 5, 1997

3.2     By-laws of the Company              Incorporated  by  reference  Exhibit
                                            No.  3.2  to the  Registrant's  Form
                                            10-SB/A1   filed  with  the  SEC  on
                                            February 5, 1997

10.1    Executive Employment Agreement      Incorporated by reference to Exhibit
        dated June 19, 1997 by and between  10.1  to  Registrant's  Form  10-QSB
        the Company and Antonio M.          filed on August 19, 1997
        Rodriguez

10.2    Executive Employment Agreement      Incorporated by reference to Exhibit
        dated June 19, 1997 by and between  10.2  to  Registrant's  Form  10-QSB
        the Company and Aurelio Alonso      filed on August 19, 1997

10.3    Executive Employment Agreement      Incorporated by reference to Exhibit
        dated June 19, 1997 by and between 10.3 to Registrant's Form 10-QSB the Company and Jose L. Rodriguez, filed on August 19, 1997
        M.D.

10.4    Stock Redemption Agreement dated    Incorporated by reference to Exhibit
        June 7, 1997 by and between the     10.4  to  Registrant's  Form  10-QSB
        Company, PSI Holdings, Inc., and    filed on August 19, 1997
        Orlando Lopez-Fernandez, Jr., M.D.

10.5    Stock Pledge Agreement dated        Incorporated by reference to Exhibit
        June 7, 1997 by and between the     10.5  to  Registrant's  Form  10-QSB
        Company and PSI Holdings, Inc.      filed on August 19, 1997

10.6    Stock Pledge Agreement dated        Incorporated by reference to Exhibit
        June 7, 1997 by and between the     10.6  to  Registrant's  Form  10-QSB
        Company and Orlando Lopez-          filed on August 19, 1997
        Fernandez, Jr., M.D.

10.7    Intermark Trade Centre Lease        Incorporated by reference to Exhibit
        Agreement dated August 1, 1995 by   10.7  to  Registrant's  Form  10-QSB
        and between Shusho Investment,      filed on August 19, 1997
        Inc. and the Company

10.8    Promissory Note dated March 25,     Incorporated by reference to Exhibit
        1997 given by Lee's Prescription    10.8  to  Registrant's  Form  10-QSB
        Shops, Inc., a wholly owned         filed on August 19, 1997
        subsidiary of Lee's Acquisition
        Corporation which is a wholly
        owned subsidiary of the Company,
        to United National Bank in the
        original amount of $300,000

10.9    Letter Agreement effective          Incorporated by reference to Exhibit
        June 19, 1997 by and between Uni,   10.9  to  Registrant's  Form  10-QSB
        Co. and the Company                 filed on August 19, 1997

10.10   Business Lease dated July 14, 1994  Incorporated by reference to Exhibit
        by and between Lee's Prescription   10.10 to  Registrant's  Form  10-QSB
        Shop's Inc., a wholly owned         filed on August 19, 1997
        subsidiary of Lee's Acquisition
        Corporation, a wholly owned
        subsidiary of the Company, and
        2525 Coral Way Bldg.

10.11   Business Property Lease dated       Incorporated by reference to Exhibit
        October 2, 1995 by and between      10.11 to  Registrant's  Form  10-QSB
        LBJ Properties and Lee's            filed on August 19, 1997
        Acquisition Corporation, a
        wholly owned subsidiary of the
        Company

10.12   Lease Agreement dated October 1,    Incorporated by reference to Exhibit
        1995 by and between Sanford I.      10.12 to  Registrant's  Form  10-QSB
        Rakofsky, M.D. and Lee's            filed on August 19, 1997
        Prescription Shops, Inc., a
        wholly owned subsidiary of Lee's
        Acquisition Corporation, a wholly
        owned subsidiary of the Company

10.13   Stock Purchase Agreement dated      Incorporated by reference to Exhibit
        June 17, 1997 by and among          10.13 to  Registrant's  Form  10-QSB
        PharmaSystems Cost Containment      filed on August 19, 1997
        Corp., Jose L. Rodriguez, M.D.
        and Maria Rodriguez and Carlos M.
        Marin

10.14   Security Agreement dated July 23,   Incorporated by reference to Exhibit
        1996 by and between Lee's           10.14 to  Registrant's  Form  10-QSB
        Acquisition Corporation, a wholly   filed on August 19, 1997
        owned subsidiary of the Company,
        and Lee's Prescription Shops,
        Inc., a wholly owned subsidiary
        of Lee's Acquisition Corporation,
        and Carlos M. Marin

10.15   Agreement dated July 23, 1996 by    Incorporated by reference to Exhibit
        and between the Company, Lee's      10.15 to  Registrant's  Form  10-QSB
        Acquisition Corporation, a wholly   filed on August 19, 1997
        owned subsidiary of the Company,
        Lee's Prescription Shops, Inc., a
        wholly owned subsidiary of Lee's
        Acquisition Corporation and
        Carlos M. Marin, Jr.

10.16   Promissory Note and Security        Incorporated by reference to Exhibit
        Agreement dated July 23, 1996       10.16 to  Registrant's  Form  10-QSB
        given by the Company to Carlos M.   filed on August 19, 1997
        Marin, Jr.

  27.   Financial Data Schedule             Provided herewith

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 14, 1997                PHARMASYSTEMS HOLDINGS CORP.


                                         By: /S/ AURELIO E. ALONSO
                                             -----------------------------
                                             Aurelio E. Alonso
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
  (A)  EXHIBITS.

EXHIBIT
  NO.   DESCRIPTION                         LOCATION
------- -----------                         --------

2.1     Agreement and Plan of               Incorporated by reference to Exhibit
        Reorganization dated June 20, 1997  No.  2.1 to  Registrant's  Form  8-K filed on July 8, 1997

2.2     Plan of Merger dated June 20, 1997  Incorporated by reference to Exhibit
                                            No.  2.2 to  Registrant's  Form  8-K
                                            filed on July 8, 1997

2.3     Articles of Merger dated June 20,   Incorporated by reference to Exhibit
        1997                                No.  2.3 to  Registrant's  Form  8-K
                                            filed on July 8, 1997

3.1     Amended and Restated Articles of    Incorporated  by  reference  Exhibit
        Incorporation of the Company        No.  2.1  to the  Registrant's  Form
                                            10-SB/A1   filed  with  the  SEC  on
                                            February 5, 1997

3.2     By-laws of the Company              Incorporated  by  reference  Exhibit
                                            No.  3.2  to the  Registrant's  Form
                                            10-SB/A1   filed  with  the  SEC  on
                                            February 5, 1997

10.1    Executive Employment Agreement      Incorporated by reference to Exhibit
        dated June 19, 1997 by and between  10.1  to  Registrant's  Form  10-QSB
        the Company and Antonio M.          filed on August 19, 1997
        Rodriguez

10.2    Executive Employment Agreement      Incorporated by reference to Exhibit
        dated June 19, 1997 by and between  10.2  to  Registrant's  Form  10-QSB
        the Company and Aurelio Alonso      filed on August 19, 1997

10.3    Executive Employment Agreement      Incorporated by reference to Exhibit
        dated June 19, 1997 by and between 10.3 to Registrant's Form 10-QSB the Company and Jose L. Rodriguez, filed on August 19, 1997
        M.D.

10.4    Stock Redemption Agreement dated    Incorporated by reference to Exhibit
        June 7, 1997 by and between the     10.4  to  Registrant's  Form  10-QSB
        Company, PSI Holdings, Inc., and    filed on August 19, 1997
        Orlando Lopez-Fernandez, Jr., M.D.

10.5    Stock Pledge Agreement dated        Incorporated by reference to Exhibit
        June 7, 1997 by and between the     10.5  to  Registrant's  Form  10-QSB
        Company and PSI Holdings, Inc.      filed on August 19, 1997

10.6    Stock Pledge Agreement dated        Incorporated by reference to Exhibit
        June 7, 1997 by and between the     10.6  to  Registrant's  Form  10-QSB
        Company and Orlando Lopez-          filed on August 19, 1997
        Fernandez, Jr., M.D.

10.7    Intermark Trade Centre Lease        Incorporated by reference to Exhibit
        Agreement dated August 1, 1995 by   10.7  to  Registrant's  Form  10-QSB
        and between Shusho Investment,      filed on August 19, 1997
        Inc. and the Company

10.8    Promissory Note dated March 25,     Incorporated by reference to Exhibit
        1997 given by Lee's Prescription    10.8  to  Registrant's  Form  10-QSB
        Shops, Inc., a wholly owned         filed on August 19, 1997
        subsidiary of Lee's Acquisition
        Corporation which is a wholly
        owned subsidiary of the Company,
        to United National Bank in the
        original amount of $300,000

10.9    Letter Agreement effective          Incorporated by reference to Exhibit
        June 19, 1997 by and between Uni,   10.9  to  Registrant's  Form  10-QSB
        Co. and the Company                 filed on August 19, 1997

10.10   Business Lease dated July 14, 1994  Incorporated by reference to Exhibit
        by and between Lee's Prescription   10.10 to  Registrant's  Form  10-QSB
        Shop's Inc., a wholly owned         filed on August 19, 1997
        subsidiary of Lee's Acquisition
        Corporation, a wholly owned
        subsidiary of the Company, and
        2525 Coral Way Bldg.

10.11   Business Property Lease dated       Incorporated by reference to Exhibit
        October 2, 1995 by and between      10.11 to  Registrant's  Form  10-QSB
        LBJ Properties and Lee's            filed on August 19, 1997
        Acquisition Corporation, a
        wholly owned subsidiary of the
        Company

10.12   Lease Agreement dated October 1,    Incorporated by reference to Exhibit
        1995 by and between Sanford I.      10.12 to  Registrant's  Form  10-QSB
        Rakofsky, M.D. and Lee's            filed on August 19, 1997
        Prescription Shops, Inc., a
        wholly owned subsidiary of Lee's
        Acquisition Corporation, a wholly
        owned subsidiary of the Company

10.13   Stock Purchase Agreement dated      Incorporated by reference to Exhibit
        June 17, 1997 by and among          10.13 to  Registrant's  Form  10-QSB
        PharmaSystems Cost Containment      filed on August 19, 1997
        Corp., Jose L. Rodriguez, M.D.
        and Maria Rodriguez and Carlos M.
        Marin

10.14   Security Agreement dated July 23,   Incorporated by reference to Exhibit
        1996 by and between Lee's           10.14 to  Registrant's  Form  10-QSB
        Acquisition Corporation, a wholly   filed on August 19, 1997
        owned subsidiary of the Company,
        and Lee's Prescription Shops,
        Inc., a wholly owned subsidiary
        of Lee's Acquisition Corporation,
        and Carlos M. Marin

10.15   Agreement dated July 23, 1996 by    Incorporated by reference to Exhibit
        and between the Company, Lee's      10.15 to  Registrant's  Form  10-QSB
        Acquisition Corporation, a wholly   filed on August 19, 1997
        owned subsidiary of the Company,
        Lee's Prescription Shops, Inc., a
        wholly owned subsidiary of Lee's
        Acquisition Corporation and
        Carlos M. Marin, Jr.

10.16   Promissory Note and Security        Incorporated by reference to Exhibit
        Agreement dated July 23, 1996       10.16 to  Registrant's  Form  10-QSB
        given by the Company to Carlos M.   filed on August 19, 1997
        Marin, Jr.

  27.   Financial Data Schedule             Provided herewith